Form 10QSB
period 1998-03-31
FIX CORP INTERNATIONAL INC
filed 1998-05-15
CIK 1029672

                  U.S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-QSB

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           FOR SMALL BUSINESS ISSUERS
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                       OR

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                  For the Transition period from ____ to ____.

                        Commission file number 000-23369

                          FIX-CORP INTERNATIONAL, INC.
            (Exact name of small business registrant in its charter)

                    DELAWARE                        34-1783774
        (State or other jurisdiction of           (IRS Employer
        incorporation or organization)          Identification No.)

                      3637 SOUTH GREEN ROAD / SUITE 201
                      BEACHWOOD, OHIO                   44122
            (Address of principal executive offices)    (Zip Code)

                Registrant's telephone number  (216) 292-3182

     Indicate by check mark whether registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes      No  X
                                      ----    ----

     Shares of Registrant's common shares, without par value, outstanding at
                                  May 8, 1998 was
                                     30,108,769

                             FIX-CORP INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                                        INDEX

Part I.  Financial Information

     Item 1.   Financial Statements

               Consolidated Balance Sheet as of March 31, 1998................1

               Consolidated Income Statement and Retained Earnings for the
               quarters ended March 31, 1998 and 1997.........................2

               Consolidated Statement of Shareholders' Equity for the quarter ended March 31, 1998...........................................3

               Consolidated Statements of Cash Flows for the quarters ended
               March 31, 1998 and 1997........................................4

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               Results of Operations..........................................5

Part II.  Other Information

     Item 6.   Exhibits.......................................................9

     Signatures..............................................................10

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             FIX-CORP INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                                     FIXCOR, INC.
                              PALLET TECHNOLOGIES, INC.
                             POLY STYLE INDUSTRIES,  INC.
                              CONSOLIDATED BALANCE SHEET
                                    MARCH 31, 1998


                                                         CONSOLIDATED   CONSOLIDATED      CONSOLIDATED
                                                           3/31/98        3/31/97           12/31/97
                                                         ------------   ------------      ------------
                                                          (UNAUDITED)   (UNAUDITED)         (AUDITED)
                       ASSETS

CURRENT ASSETS
   CASH                                                  $ 2,827,887     $   362,078      $  6,895,619
   INVESTMENT IN MARKETABLE SECURITIES                       712,047         121,085           108,287
   TRADE ACCOUNTS RECEIVABLE                               2,895,877         930,390         1,643,503
   INVENTORIES                                             4,477,939         147,053         2,910,220
   OTHER CURRENT ASSETS                                      132,695         386,649            75,285
                                                         -----------     -----------       -----------
     TOTAL CURRENT ASSETS                                 11,046,445       1,947,255        11,632,914
                                                         -----------     -----------       -----------
PROPERTY , PLANT AND EQUIPMENT
   LAND AND LAND HELD FOR DEVELOPMENT                        750,000         750,000           750,000
   BUILDINGS                                               2,044,659       2,000,000         2,000,000
   EQUIPMENT                                              22,792,453       6,764,500        17,738,496
                                                         -----------     -----------       -----------
                                                          25,587,112       9,514,500        20,488,496
   LESS ACCUMULATED DEPRE/AMORT                             (980,310)       (107,928)         (680,310)
                                                         -----------     -----------       -----------
     PROPERTY, PLANT AND EQUIPMENT-NET                    24,606,802       9,406,572        19,808,186
                                                         -----------     -----------       -----------
OTHER ASSETS
   LICENSING AGREEMENTS                                       30,000                            30,000
   DEFERRED INCOME TAXES                                     820,050         412,150           820,050
   OTHERS ASSETS AND DEFERRED CHARGES                      1,496,285          47,164         1,198,948
                                                         -----------     -----------       -----------
     TOTAL OTHER ASSETS                                    2,346,335         459,314         2,048,998
                                                         -----------     -----------       -----------
     TOTAL ASSETS                                        $37,999,582     $11,813,141       $33,490,098
                                                         -----------     -----------       -----------
                                                         -----------     -----------       -----------
       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   NOTES PAYABLE                                            $285,000      $3,774,723          $320,000
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES                   1,279,085         587,777         4,087,543
   CURRENT PORTION OF LONG-TERM DEBT                               0               0         3,500,000
     TOTAL CURRENT LIABILITIES                             1,564,085       4,362,500         7,907,543
                                                         -----------     -----------       -----------

LONG-TERM DEBT                                             9,399,327               0         3,280,489
SUBORDINATED CONVERTIBLE DEBENTURES                       12,000,000               0         8,000,000

SHAREHOLDERS' EQUITY
   PREFERRED STOCK, $.001 par value, 2,000,000 shares
     authorized, -0- shares issued or outstanding                  0               0                 0
   COMMON STOCK, $.001 par value, 100,000,000  shares         30,158           2,129            30,058
     authorized and  30,158,269 issued and outstanding
     as of March 31, 1998
   ADDITIONAL PAID-IN CAPITAL                             16,086,204       8,568,374        15,786,304
   UNREALIZED LOSS ON INVESTMENTS                            (21,173)        (68,673)          (21,173)
   RETAINED EARNINGS (DEFICIT)                            (1,059,019)     (1,051,189)       (1,493,123)
                                                         -----------     -----------       -----------
     TOTAL SHAREHOLDERS' EQUITY                           15,036,170       7,450,641        14,302,066
                                                         -----------     -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $37,999,582     $11,813,141       $33,490,098
                                                         -----------     -----------       -----------
                                                         -----------     -----------       -----------

                             FIX-CORP INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                                     FIXCOR, INC.
                              PALLET TECHNOLOGIES, INC.
                             POLY STYLE INDUSTRIES,  INC.
                          CONSOLIDATED INCOME STATEMENT AND
                                  RETAINED EARNINGS
                         FOR THE QUARTER ENDED MARCH 31, 1998

                                                       CONSOLIDATED   CONSOLIDATED   CONSOLIDATED
                                                         QTR ENDED      QTR ENDED     YEAR ENDED
                                                          3/31/98        3/31/97       12/31/97
                                                       ------------   ------------   ------------
                                                        (UNAUDITED)    (UNAUDITED)     (AUDITED)
INCOME STATEMENT
REVENUE
   MERCHANDISE SALES                                     $4,177,007     $1,168,530     $8,020,304

COST OF SALES
   COST OF MERCHANDISE SALES                              1,818,773        637,944      6,907,858
                                                       ------------   ------------   ------------
     GROSS PROFIT                                         2,358,234        530,586      1,112,446
                                                       ------------   ------------   ------------

OPERATING EXPENSES
   SALARIES, WAGES AND RELATED COSTS                        291,242        293,676        436,372
   LEGAL, PROFESSIONAL, AND CONSULTING FEES                 138,585         30,239        346,633
   OTHER GENERAL AND ADMINISTRATIVE                       1,403,585        242,913        627,222
                                                       ------------   ------------   ------------
        TOTAL OPERATING EXPENSES                          1,833,412        566,828      1,410,227
                                                       ------------   ------------   ------------

     OPERATING INCOME (LOSS)                                524,822        (36,242)      (297,781)
                                                       ------------   ------------   ------------

OTHER INCOME (EXPENSE)
   INTEREST EXPENSE AND FINANCING COSTS-NET                 309,282         32,592         94,297
   DEPRECIATION AND AMORTIZATION                           (300,000)      (101,500)      (751,500)
                                                       ------------   ------------   ------------
     TOTAL OTHER INCOME (EXPENSE)                             9,282        (68,908)      (657,203)
                                                       ------------   ------------   ------------
     NET INCOME (LOSS) BEFORE INCOME TAXES                  534,104       (105,150)      (954,984)

PROVISION FOR INCOME TAXES                                  100,000              0       (407,900)
                                                       ------------   ------------   ------------
     NET INCOME (LOSS)                                     $434,104      ($105,150)     ($547,084)

STATEMENT OF RETAINED EARNINGS
RETAINED EARNINGS (DEFICIT) BEGINNING                    (1,493,123)      (946,039)      (946,039)
                                                       ------------   ------------   ------------

RETAINED EARNINGS (DEFICIT) END                         ($1,059,019)   ($1,051,189)   ($1,493,123)
                                                       ------------   ------------   ------------
                                                       ------------   ------------   ------------

EARNINGS (LOSS) PER COMMON SHARE                             $0.014        ($0.005)       ($0.021)
                                                       ------------   ------------   ------------
                                                       ------------   ------------   ------------

                             FIX-CORP INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                                     FIXCOR, INC.
                              PALLET TECHNOLOGIES, INC.
                             POLY STYLE INDUSTRIES,  INC.
                                CONSOLIDATED STATEMENT
                               OF SHAREHOLDERS' EQUITY
                         FOR THE QUARTER ENDED MARCH 31, 1998



                                                                                                                      TOTAL
                                                                                  ADDITIONAL    RETAINED              SHARE-
                                                      COMMON         STOCK         PAID-IN      EARNINGS             HOLDERS'
                                                      SHARES         AMOUNT        CAPITAL      (DEFICIT)             EQUITY
                                                    ----------      ---------     ----------    ----------         -----------
BALANCES AT DECEMBER 31, 1996, AS RESTATED          20,974,024        $20,974     $8,227,529     ($946,039)         $7,302,464

PREFERRED STOCK PLACEMENT PROCEEDS:
   ISSUANCE OF COMMON STOCK UPON CONVERSION          1,925,000          1,925      1,923,075                         1,925,000
   PROCEEDS FROM EXERCISE OF RELATED WARRANTS        1,925,000          1,925      1,923,075                         1,925,000

PROCEEDS FROM SALE OF RESTRICTED SHARES              3,980,265          3,980      2,396,814                         2,400,794

PROCEEDS FROM EXCERCISE OF WARRANTS                    500,000            500         62,000                            62,500

CANCELLATION AND REISSUANCE OF COMMON SHARES
   ISSUED IN 1996 TO SECURE BRIDGE FINANCING           183,000            183        546,342                           546,525

ACQUISITION OF EQUIPMENT                               571,000            571        707,469                           708,040

NET (LOSS)  FOR THE PERIOD                                                                        (547,084)           (547,084)

BALANCES AT DECEMBER 31, 1997                       30,058,289         30,058     15,786,304    (1,493,123)         14,323,239

PROCEEDS FROM SALE OF RESTRICTED SHARES                300,000            100        299,900                           300,000

NET INCOME FOR THE PERIOD                                                                          434,104             434,104

BALANCES AT MARCH 31, 1998                          30,358,289        $30,158    $16,086,204   ($1,059,019)        $15,057,343
                                                    ----------     ----------    -----------   -----------
                                                    ----------     ----------    -----------   -----------

UNREALIZED HOLDING LOSS ON INVESTMENTS                                                                                 (21,173)

                                                                                                                   $15,036,170
                                                                                                                   -----------
                                                                                                                   -----------

                             FIX-CORP INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                                     FIXCOR, INC.
                              PALLET TECHNOLOGIES, INC.
                             POLY STYLE INDUSTRIES,  INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           QUARTER       12 MOS.
                                                            ENDED         ENDED
                                                           3/31/98       12/31/97
                                                         -----------    ----------
                                                         (UNAUDITED)    (AUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME (LOSS)                                     $434,104      ($547,084)
                                                         -----------    ----------
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH USED BY OPERATING ACTIVITIES
     DEPRECIATION AND AMORTIZATION EXPENSE                  300,000        728,044
     INVESTMENT IN MARKETABLE SECURITIES                   (603,760)        22,405
     (INCREASE) IN ACCOUNTS RECEIVABLE                   (1,222,374)    (1,363,068)
     (INCREASE) IN INVENTORIES                           (1,567,719)    (2,814,218)
     (INCREASE) IN OTHER CURRENT ASSETS                     (87,410)       (45,285)
     (INCREASE) IN OTHER ASSETS                            (317,337)      (407,900)
     (DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED
        EXPENSES                                         (2,808,458)     3,975,219
                                                         ----------     ----------
          NET CASH (USED) BY OPERATING ACTIVITIES        (5,872,954)      (451,887)
                                                         ----------     ----------

CASH FLOWS (USED) BY INVESTING ACTIVITIES
     PURCHASE OF EQUIPMENT                               (5,098,616)   (11,217,815)
                                                         ----------     ----------

CASH FLOWS  FROM FINANCING ACTIVITIES
     (PAYMENTS) ON NOTES PAYABLE                            (35,000)             0
     PROCEEDS FROM SALE OF STOCK                            300,000      6,438,294
     PROCEEDS FROM BORROWINGS                             2,638,838      3,902,489
     PROCEEDS FROM CONVERTIBLE DEBENTURES                 4,000,000      8,000,000
                                                         ----------     ----------
          NET CASH PROVIDED BY FINANCING ACTIVITIES       6,903,838     18,340,783
                                                         ----------     ----------

         NET CASH (DECREASE)                             (4,067,732)     6,671,081
                                                         ----------     ----------

CASH AT BEGINNING OF PERIOD                               6,895,619        224,539
                                                         ----------     ----------

CASH AT END OF PERIOD                                    $2,827,887     $6,895,620
                                                         ----------     ----------
                                                         ----------     ----------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     Certain statements contained in this Report, including, without limitation, statements containing the words "believes," "anticipates," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the plastic packaging markets for both consumer and industrial uses; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report. Given these uncertainties, readers of this Report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

DEVELOPMENT STAGE ACTIVITIES

     In December, 1996, the Company formed Fixcor, a wholly-owned subsidiary. This entity acquired the Facility, a stand-alone post-consumer plastic recycling operation. The acquisition significantly changed the focus of the Company from corporate awards jewelry marketing and financing to the manufacturing of plastic resin.

     With this acquisition, the Company's business plan may be divided into four phases based upon the services performed, the products produced, and the products and services to be performed and produced.

     Note 2(C.) to the December 31, 1996 audited financial statements indicates that for the year ended December 31, 1995, the Company incurred a bad debt of $962,471. This charge to earnings related to the Company's Purchase Order Financing business. As a result of an uncollectible financing, the Company incurred this expense. After incurring this loss, the Company changed the procedures it utilized to secure its interest in these transactions to preclude any future losses. In fact, no losses have been incurred in these transactions since 1995.

     For the years 1996 and 1997, no bad debt provision was deemed necessary since in the opinion of management all trade receivables are collectible including the insignificant amount of purchase order financing receivables outstanding as of December 31, 1997, $30,000.

PHASE 1

     This phase of the business plan relates to the source of the Company's revenues prior to acquisition of the Facility now owned and operated by Fixcor. The sources of these revenues were corporate awards jewelry marketing and the extension of financing to small businesses collateralized by purchase orders.

PHASE 2

     With the acquisition of the Facility in Heath, Ohio, the Company, through its wholly-owned subsidiary, became the owner and operator of a stand-alone post-consumer plastic recycling operation. This operation contains three operating lines. The first became operational January 8, 1997, the second March 4, 1997, and the third October 22, 1997. Since the acquisition of this Facility, the corporate awards jewelry marketing and the financing of purchase orders has become an immaterial portion of the revenues and operations of the Company. Funding of the Facility acquisition was made by obtaining bridge financing in the amount of $2.5 million from Gordon Brothers Capital Corp., and the issuance of 5,000,000 restricted common shares of the Company. The bridge financing was secured by a mortgage on the Facility, and a security interest in all inventory, accounts receivables and contracts with customers, and a personal guarantee of Mr. Fixler. On May 14, 1997, the Company replaced this bridge financing with permanent financing from NationsCredit Commercial Corporation for up to $7,000,000. This financing consisted of a security agreement on all of Fixcor's assets, and a credit line based upon a percentage of inventory and accounts receivable. All financing from NationsCredit Commercial Corporation was refinanced through Gordon Brothers Capital, LLC (successor to Gordon Brothers Capital Corp.) in December, 1997. This resulted in the Company, Fixcor and Pallet Technology being the borrowers on a revolving credit facility in the principal amount of $7,000,000, $3,500,000 of which principal matures in October, 1998.

PHASE 3

     On July 7, 1997, the Company formed another wholly-owned subsidiary, Pallet Technology. The purpose of this subsidiary is to specialize in the production of plastic pallets. Pallet Technology has ordered a specialized, state-of-the-art, injection molding machine which transforms resin pellets, produced by Fixcor, into plastic pallets. Installation of this equipment was completed during January, 1998 and management expects to have it operating at full capacity by the end of the first quarter of fiscal year 1998. The approximate cost of the equipment, molds, transportation and installation of the equipment for Pallet Technology's operation at the Facility is $4.0 million, and the approximate cost of equipment, transportation and installation at the Florida Plant is expected to be approximately $3,000,000. The total cost of molds, which has not yet been determined, is not included in this amount. The cost of the standard pallet mold is approximately $700,000, and additional molds are on order. Not taking into consideration Pallet Technology's operations at the Florida Plant, which the Company expects to commence during the third quarter of fiscal year 1998, the Company conservatively estimates that Pallet Technology revenues for 1998 will be $13.0 million. With Pallet Technology operations running at the Florida Plant, the Company estimates that 1998 revenues will be $20.0 million. Permanent financing for the Pallet Technology equipment for installation at the Facility was secured from Gordon Brothers Capital Corp.

PHASE 4

     During September, 1997, the Company's wholly-owned subsidiary, Fixcor entered into an agreement with AlliedSignal. Under this licensing agreement, Fixcor is entitled to utilize technology owned by Allied in the recovery of oil and plastic from shredded motor oil containers. This process produces two useable products from a previous waste stream. The Company expects to commence these operations during fiscal year 1998. The agreement requires Fixcor to pay royalties to Allied based upon the volume of recycling performed by Fixcor under these licenses.

PHASE 5

     During February, 1998, the Company's wholly-owned subsidiary, Poly Style entered into the UV Agreement, under which Poly Style acquired substantially all of the assets of UV at the UV Plant, for a purchase price of approximately $3.0 million. Poly Style manufactures plastic vertical window blinds from extruded PVC. Poly Style's operations commence shortly after the acquisition at the UV Plant and are expected to be moved to the Florida Plant in May, 1998.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997, AS COMPARED TO THE QUARTER ENDED MARCH 31, 1998

     A review of the first quarter of fiscal year 1998 as compared to the results of operations from the same period in 1997 indicates that the Company has continued to grow and improved its profitability. Gross margins for the first quarter of 1998 were $2,358,234 versus $530,586 for the prior year.


This growth is a result of increased resin sales from expanded capacity and operations at the Facility, the startup and sales of plastic pallets by Pallet Technology during the latter part of the first quarter of 1998, and the profitability of the Poly-Style operations. Gross margins for these entities are summarized below:

                      SALES          COGS         GROSS MARGIN
COMPANY               100,340         42,190           58,150

FIXCOR              3,468,573      1,549,771        1,936,802

POLY STYLE             72,026         28,810           43,216

PALLET                518,068        198,002          320,066

TECHNOLOGY

     Another source of income for the period related from the increased value of funds invested in marketable securities. As a result of these gains, the Company recognized $600,000 of income from this source.

     During the quarter, additional long-term financing was obtained in two forms. First, the Company borrowed an additional $2.0 million on its facility with the Gordon Brothers Capital Corp. These monies were used to fund the Company's growing working capital needs. These needs are a result of increased production and sales with their impact of requiring the Company to incur increasing receivable and inventory balances.

     Another source of financing was the receipt of $4.0 million in the form of subordinated convertible debentures. These debentures bring the total amount of this form of debt to $12.0 million. (An additional $3.0 million in debentures were sold in April, 1998.) These monies are used to fund the long-term growth needs of the Company. These needs include additional equipment and building expansions to accommodate the growth of the Company.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 1998

     As of March 31, 1998, other than ordering and installing equipment for use by Pallet Technology at the Florida Plant in capital expenditures and commitments therefor were minimal. As of that date Pallet Technologies had ordered its equipment, making a commitment of approximately at least $3.7 million. This additional equipment for Pallet Technology's operations at the Florida Plant is expected to be installed during the second and third quarters of fiscal year 1998. Management believes that the present cash balances and funding available through the permanent financing and line of credit will be sufficient to meet the needs of the Fixcor operations. However, additional funding may be necessary with regard to the Pallet Technology operations in connection with their commencement during the second and third quarters of fiscal year 1998, and in connection with the commencement of PolyStyles operations during that period. Management is working with financial institutions to ensure that sufficient monies are available to meet these needs, and it is believed that those monies will be available.

PART II. OTHER INFORMATION

ITEMS 1-5 ARE NOT APPLICABLE

ITEM 6.  EXHIBITS



Exhibit Number       Description
--------------       -----------
    27.1             Financial Data Schedule (submitted electronically to the
                     Commission for information only and not filed)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIX-CORP INTERNATIONAL, INC.


By /s/ Andrew I. Press
   -----------------------------------------
   Andrew I. Press
   Chief Financial Officer
   (Principal Financial Officer)

Date:  May 15, 1998