Form 10KSB
period 1997-12-31
FIX CORP INTERNATIONAL INC
filed 1998-06-04
CIK 1029672

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549
                            ----------------------------
                                    FORM 10-KSB

Mark One

X    Annual report pursuant to section 13 or 15(d) of the Securities Exchange
-    Act of 1934 [FEE REQUIRED] for the fiscal year ended December 31, 1997

     Transition report under section 13 or 15(d) of the Securities Exchange Act
-    of 1934 [NO FEE REQUIRED] for the transition period from ________ to
     ________

                          Commission file number 000-23369
                          --------------------------------
                            FIX-CORP INTERNATIONAL, INC.
                   (Name of Small Business Issuer in its charter)

               DELAWARE                               34-1783774
     (State or other jurisdiction of                (IRS Employer
      incorporation or organization)              Identification No.)

                         3637 SOUTH GREEN ROAD / SUITE 201
                        BEACHWOOD, OHIO                      44122
              (Address of principal executive offices)     (Zip Code)

                     Issuer's telephone number  (216) 292-3182

            Securities to be registered under Section 12(b) of the Act:

             Title of each class              Name of each exchange on which
             to be so registered              each class is to be registered

                       NONE                                       NONE

            Securities to be registered under Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $ 0.001 PER SHARE
                                  (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes     No  X
    ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer's revenues for its most recent fiscal year were $8,020,304.

The aggregate market value of Common Stock held by non-affiliates is $118,710,220 based on a closing sale price of $5.00 on May 29, 1998. As of May 29, 1998, 30,308,765 shares of $.001 par value Common Stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990).
                       TRANSITIONAL SMALL BUSINESS DISCLOSURE
                                FORMAT (CHECK ONE):
                                Yes . . .  No . X .

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

     Fix-Corp International, Inc. (the "Company") was organized under the laws of the state of Delaware on October 27, 1995. A predecessor of the Company was initially incorporated on August 11, 1995 under the laws of the state of Utah and under the name Lifechoice, Inc. The acquisition by the Company of a company organized by Mark Fixler, the Company's Chief Executive Officer, President and Chairman of its Board of Directors, involved several events in or about October, 1995, including the following: (i) the Company changed its name from Lifechoice, Inc. to Fix-Corp International, Inc.; (ii) Mr. Fixler assumed control of the Company with 90% of its then-outstanding common stock; (iii) the Company was redomiciled from being a corporation organized under Utah law to one organized in Delaware; and (iv) the Company was transformed, from being a public shell (under its prior name) with shareholders but no operations or assets, to a corporation with the operations described below.

     The Company's principal business is the manufacturing of recycled plastic (in particular, high-density polyethylene or "HDPE") resin, through its wholly-owned subsidiary, Fixcor Industries, Inc. ("Fixcor"), a Delaware corporation incorporated on December 17, 1996. During January, 1998 the Company commenced the manufacturing of plastic pallets from recycled resin through its wholly-owned subsidiary, Pallet Technology, Inc. ("Pallet Technology"), a Delaware corporation, incorporated on July 7, 1997. Pallet Technology was originally incorporated under the name Palletech, Inc. but amended its certificate of incorporation on December 15, 1997 to change its name to Pallet Technologies, Inc. and again amended its certificate of incorporation on April 9, 1998 to change its name to Pallet Technology, Inc. During February, 1998, the Company acquired, through its newly formed wholly-owned subsidiary, Poly Style Industries, Inc. ("Poly Style"), a Delaware corporation incorporated on February 18, 1998, substantially all of the assets of a business that manufacturers window blinds from recycled polyvinyl chloride (or "PVC").

     The Company also markets jewelry products for corporate awards and gifts and extends financing to small businesses collateralized by purchase orders. These two businesses constituted substantially all of the businesses of the Company prior to the end of fiscal year 1996. During fiscal year 1997, however, revenues from these businesses constituted less than 7% of the Company's total revenues, with more than 93% of its revenues generated by the manufacturing of recycled plastic resin. (See Part II, Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.")

     In December, 1996, the Company acquired a recycling plant in Heath, Ohio, also known as the Heath Resource Recovery Plant (the "Facility"), from Quantum Chemical Corporation ("Quantum"). In connection with this acquisition, in December, 1996, the Company formed Fixcor to own and operate the Facility. On January 8, 1997, the first processing line at the Facility became operational. During July, 1997, the Company formed Pallet Technology to manufacture plastic pallets from recycled plastic resin. The Company expects that it will dedicate significantly less resources to the corporate awards jewelry marketing and purchase order financing businesses, that the plastic recycling business will continue to grow, and that the operations of Fixcor and Pallet Technology will generate a greater percentage and, eventually, substantially all of the revenue of the Company in fiscal year 1998, such that the Company is considered primarily to be in the plastic recycling and recycled products business.

RECENT DEVELOPMENTS

     The equipment ordered for Pallet Technology's initial operations at the Facility was delivered in December, 1997 and installation commenced within the first week after delivery. Installation was complete and limited production began during January, 1998. Production was at full capacity by the end of February, 1998, with the date of first revenue occurring in March, 1998. As of February 10, 1998, Pallet Technology had approximately $5 million in advance orders. As of May 1, 1998, Pallet Technology had approximately $10 million in orders. Instead of purchasing the recycled plastic resin pellets from Fixcor as previously disclosed, Pallet Technology, from the commencement of its operations, has been purchasing resin pellets from unaffiliated third parties at market rates. These resin pellets are currently readily available and Pallet Technology believes that they will continue to be readily available for the foreseeable future.

     The Company's corporate awards jewelry marketing business activity is still continuing on a limited basis. Revenues from corporate awards jewelry marketing business for fiscal year 1997 were approximately 3.9% of the Company's revenue. The purchase order financing business is being phased out. As of September 30, 1997 the aggregate principal of the purchase order financing contracts was approximately $800,000, and as of December 31, 1997 this amount was reduced to approximately $30,000, and the Company is not entering and does not intend to enter into any additional purchase order financing arrangements. Revenues from purchase order financing business for fiscal year 1997 were approximately 2.2% of the Company's revenue.

     The Company has no current plans to spin-off the Facility's operations in an initial public offering. Discussion of a spin-off in the notes to the Financial Statements for fiscal year 1996 was based on long-range options considered by the Company. (See Note 8 to those financial statements.) Management views a spin-off as an alternative for future consideration, but has no present plan to pursue that alternative.

     There has been a material change in the cost of raw material since December 31, 1997. As occurred during the fourth quarter of fiscal year 1997, the per pound cost of raw material has decreased for both mixed and natural raw material. For mixed raw material, the decrease has been from a range of $0.23 to $0.32 during fiscal year 1997 to a range of $0.23 to $0.28 during the first three months of fiscal year 1998. For natural raw material, the decrease has been from a range of $0.30 to $0.42 during 1997 to a range of $0.30 to $0.35 during the first three months of 1998. Management believes that this change is attributable to a decline in demand. (Fixcor's resin prices have declined correspondingly, so that its margins have remained relatively consistent.)

     In February, 1998, the Company entered into an agreement (the "UV Agreement") with Universal Vinyl Corp. ("UV"), a Florida corporation, as seller, and Yoram Aisenberg and

Avraham Weinstein, each a principal of both Nitro and UV, jointly and severally as guarantors of UV's obligations. Under the UV Agreement, once certain conditions were satisfied, on February 28, 1998, the Company acquired substantially all of the assets of UV, whose operations were located at a plant in Medley, Florida, a suburb of Miami. The purchase price of these assets was $1.04 million. The source of funds for this acquisition is cash on hand, arising from the various capital raising activities of the Company.

     The Company intends to utilize the assets acquired under the UV Agreement through its wholly-owned subsidiary, Poly Style. Poly Style operated those assets at UV's location (the "UV Plant") until it moved those assets to other space (the "Florida Plant") leased in North Miami Beach, Florida. The lease of the Florida Plant was executed in April, 1998 and relocation was finalized by approximately the end of May, 1998.

     The operations, as to which the assets acquired from UV relate, consist of the manufacturing of plastic vertical blinds from extruded PVC. PVC is purchased from third party suppliers at market rates, averaging approximately $0.80 per pound, a price that has not recently materially fluctuated. The Company believes that this raw material is readily available. Poly Style's customers are expected to be wholesale fabricators. Its competition consists primarily of Hunter-Douglas Corp, Laserlight Inc. and Graber Inc. The Company does not believe that the UV Plant was, or the Florida Plant is, subject any environmental regulations the annual cost of compliance with which was or would be material. Mr. Aisenberg was named President of Poly Style.

     In addition to being the President of UV and Poly Style, Mr. Aisenberg is a director of Nitro Plastic Technologies of Israel ("Nitro"). Nitro owns the proprietary injection molding process licensed to and used by Pallet Technology in manufacturing pallets. In February, 1998, Nitro, Mr. Aisenberg and Pallet Technology entered into the First Amended Licensing and Marketing Agreement under which the royalty rate of $2.50 per pallet sold under Pallet Technology's original agreement with Nitro is reduced to $0.50 during the first five years and $0.25 during the next five years. Pallet Technology, in addition to continuing its operations at the Facility, has ordered and, during approximately the third quarter of fiscal 1998 expects to install at the Florida Plant equipment, and to commence the production of pallets from plastic resin pellets acquired from third party suppliers. See Part I, Item 1, "DESCRIPTION OF BUSINESS--PATENTS, TRADEMARKS AND LICENSES" and Part II, Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION--PHASE 3."

SPECIAL NOTE--FORWARD-LOOKING STATEMENTS

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

THE COMPANY

     The Company has three wholly-owned subsidiaries, Fixcor, Pallet Technology and Poly Style. Fixcor owns and operates the Facility, located in the Mid-Ohio Industrial Park at 1835 James Parkway in Heath, Ohio 43056. On a month to month basis, the Company has leased the UV Plant, located at 9200 N.W. 102nd Street in Medley, Florida 33170 until approximately May 31, 1998, and currently leases the Florida Plant, located at 120 Northeast 179th Street, North Miami Beach, Florida from B-K-N Corporation, an Ohio corporation, in which S. Darwin Noll, a director of the Company, owns a controlling interest. Pallet Technology's operations take place at the Facility, and are expected to take place as well as at the Florida Plant. Poly Style's operations have taken place at the UV Plant, and are to take place at the Florida Plant. The closest major metropolitan area to the Facility is Columbus, Ohio, about 30 miles away. The closest major metropolitan area to the Florida Plant is Miami, Florida, of which Medley and North Miami Beach are suburbs. Within the plastics industry, the Company intends to establish itself as a high volume supplier of recycled HDPE resin. Simultaneously the Company intends to pursue a program of vertical integration whereby it has the capacity to utilize recycled plastic resin pellets and fabricate a value-added plastic end product. Management has contemplated from time to time a spin-off of certain of its operations. However, the Company has taken no material action to pursue a spin-off, does not currently contemplate a spin-off, and no assurances can be made that a spin-off or similar transaction will occur. (See note 8 to the Financial Statements for fiscal year 1996.)

ACQUISITION OF THE FACILITY

     In December, 1996, the Company consummated the acquisition of the Facility pursuant to the Purchase and Sale Agreement (the "Quantum Agreement"). The Facility was acquired from Quantum, a Virginia corporation with its principal place of business located in Cincinnati, Ohio. The Facility includes a stand-alone post-consumer plastic recycling operation involving two parallel recycling lines inside a 50,000 square foot building on its own plot of ground with access to an adjoining railroad spur and truck scale, plus various other support equipment.

     In connection with the acquisition of the Facility, the Company obtained bridge financing from Gordon Brothers Capital Corporation, a commercial lender with its principal place of business located in Boston, Massachusetts. This bridge financing was in the amount of $2,500,000 and was secured by a first mortgage on the Facility and a security interest in all inventory, accounts receivables and contracts with customers. Mr. Fixler also guaranteed the Company's obligations under the bridge financing agreement. (Copies of the principal documents evidencing this financing and guarantee are exhibits to this Report.)

     Upon consummation of the purchase of the Facility and prior to the securing of permanent financing, the Company entered into a formal Acquisition Agreement (the "Acquisition Agreement") under which the Company conveyed the Facility to Fixcor in connection with its original subscription to all of the shares of common stock of Fixcor. Mr. Fixler was also a party to this Acquisition Agreement. Before the Company acquired the Facility under the Quantum Agreement, he had a non-written option to purchase the Facility. He waived his option to purchase and this waiver allowed the Company to make the acquisition. In addition, he personally guaranteed the bridge financing for the purchase of the Facility, and the Company issued to him 5,000,000 shares of common stock of the Company (the "Common Stock"), valued at $6,000,000, or $1.20 per share, all of which were restricted shares. Mr. Fixler was principally responsible for representing the Company in these transactions.

     In May, 1997, Fixcor secured financing for the Facility from NationsCredit Commercial Corporation. This consisted of revolving loans up to $7,000,000 for inventory and account receivable financing, permanent financing, and equipment acquisition. This financing included a mortgage security agreement which encumbered substantially all of the assets of the Facility. Mr. Fixler was the guarantor of this facility in an amount up to $750,000 plus expenses.

OPERATIONS AT THE FACILITY


The Facility produces post-consumer high density polyethylene (HDPE) plastic resin pellets. The Facility has three recycling lines which are capable of producing approximately 66,000,000 to 72,000,000 pounds of post-consumer plastic resin per year. The Company expects that the average selling price of this resin can be maintained for the foreseeable future at the current level of approximately $0.35 per pound, resulting in annual gross sales of approximately $23,000,000 to $25,200,000 per year with all three processing lines operating.

     The manufacturing process is substantially automated and is generally capable of running 24 hours per day, permitting Fixcor to utilize three shifts. Fixcor's current production (i.e., output that it expects to produce through approximately the end of the second quarter of fiscal year 1998) is sold out. With the third line operating since October, 1997, Fixcor expects its capacity to come closer to meeting the demand for the HDPE resin. The Company believes that it can sell all of the resin that the Facility can and will produce in the near future. Company management believes that the recycling of HDPE is not generally a seasonal business, either with respect to the supply of raw materials or with respect to customers' demand.
The demand is one that the Company believes is not currently being met. While Fixcor's business is not concentrated on any one region of the United States, and while it has no current plans to do so, the Company believes that it may be advantageous in the future to expand by opening plants in other regions of the United States to be closer to suppliers and customers. The Company expects, and has made plans, to expand the Facility during fiscal year 1998. Fixcor currently has no sales to foreign customers. Its customers are generally companies with annual sales revenue of between $50,000,000 and $250,000,000. In addition, management believes that Fixcor enjoys a competitive advantage over its competitors due to an advantageous rate for electric power from Ohio Power. Fixcor owns its own substation that regulates and supplies its power. The national rate charged to commercial customers is $0.09 per kilowatt hour.
Fixcor pays $0.032 per kilowatt hour for use at the Facility. This differential translates into a cost of $0.011 per pound of plastic produced. In addition, the Facility has its own waste water treatment plant. This permits the Facility to recycle 50% to 75% of the water that it consumes per day and aids in lowering the cost of producing resin pellets.

     The Facility is designed to produce recycled HDPE. HDPE is a constituent ingredient of many consumer packaging plastic products. The prices of raw materials are a function of, among other things, the manufacturing capacity for such raw materials of such consumer products. In the event of cost increases for raw materials, failure to achieve corresponding sales price increases in a timely manner, sales price erosion without a corresponding reduction in raw material costs or failure to renegotiate favorable raw material supply contracts could have a material adverse effect on the Company.

PALLET TECHNOLOGY

     Pallet Technology, a subsidiary formed in July, 1997, specializes in the production of plastic pallets. Pallet Technology has installed in the Facility a specialized, state-of-the-art injection molding machine which transforms resin pellets into plastic pallets. This will enable the Company to be less dependent on commodity pricing and instead achieve pricing which reflects the value added properties of a finished good. The pallets will be produced from recycled plastic resin obtained from third parties at market rates. Pallet Technology completed engineering work, ordered, received, and installed equipment at the Facility, and operations commenced in February, 1998. Pallet Technology also has ordered comparable equipment for installation at the Florida Plant. See
PART I, ITEM 1, "DESCRIPTION OF BUSINESS--RECENT DEVELOPMENTS" for more information regarding Pallet Technology. The Company believes that plastic possesses numerous advantages over wood, the material currently used for pallets: plastic is extremely durable, has historically been less expensive, possesses greater strength, will serve for a much longer term of service and, when its life is over, can itself be recycled.

     In July, 1997, the Company, Fixcor and Pallet Technology, as borrowers, secured financing from Gordon Brothers Capital Corporation, in the form of a $3,500,000 line of credit, intended to finance the acquisition of equipment for use in the operations of Pallet Technology. This credit facility is secured by substantially all of the assets of the Company and its subsidiaries. Mr. Fixler is the guarantor of this line of credit in an amount up to $1,000,000. All financing from NationsCredit Commercial Corporation was refinanced through Gordon Brothers Capital, LLC (successor to Gordon Brothers Capital Corporation) in December, 1997. This resulted in the Company, Fixcor and Pallet Technology being the borrowers on a revolving credit facility in the principal amount of $7,000,000, $3,500,000 of which principal matures in October, 1998.


LEVERAGE

     As discussed above, the Company is significantly leveraged. It has entered into security agreements which substantially encumber all of the Company's assets. The Company's future operating performance and ability to service or refinance its indebtedness will be subject to future economic conditions and to financial, business and other factors, many of which are beyond its control, and consequently the Company may be unable to service all of its debt in the future. There can be no assurance that the Company's future operating performance will be sufficient to service such indebtedness or that the Company will be able to refinance its indebtedness in whole or in part.

     The degree to which the Company is leveraged can have significant effects on the Company, including the following: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, general corporate purposes or other purposes may be limited; (ii) a substantial portion of the Company's cash flow from operations will be dedicated to the payment of the principal of and interest on its existing indebtedness, thereby reducing funds available for operations; (iii) the agreements governing the Company's indebtedness and convertible debentures contain certain restrictive covenants. The Company's ability to make scheduled payments of the principal of, or interest on, or to refinance, its indebtedness will depend on its future operating performance and cash flow, which are subject to prevailing economic conditions, primarily interest rate levels and financial, competitive, business and other factors, many of which are beyond its control.

CUSTOMERS

     Fixcor ships the resin it produces to its customers by rail and truck. During 1998, the Company has paid approximately $23,000 per month under a railcar lease agreement for rail shipments. During 1997, these monthly payments averaged approximately $2,700. The resin is used by Fixcor's customers for manufacturing plastic pipe and for containers for household cleaners such as laundry detergent and bleach (but not for containers of items for human consumption). Generally, in manufacturing the plastic containers from the resin, customers mix the resin with other materials, but do not do so in the manufacturing of plastic pipe.

     Fixcor's accounts payable, as well as its accounts receivable, are generally due within 35 days of invoice. The Company believes that this is consistent with industry practice. Fixcor's operations and budget account for the delay between paying for the raw materials and being paid for the resin produced. Again, the Company believes that this is consistent with industry practice.

     No customer of Fixcor purchases 40% or more of Fixcor's production. The one customer that approaches purchasing 40% of the production is H. Muehlstein & Co., to whom Fixcor sells resin for further distribution. No other customer purchases more than 10% of Fixcor's production. Pallet Technology's operations commenced during January, 1998, and its revenues commenced during the first quarter of fiscal year 1998. No customer of Pallet Technology purchases more than 10% of Pallet Technology's production, except that Pallet Technology has committed to deliver to Nitro for Nitro to distribute 225,000 pallets during 1998. Pallet Technology also entered into a distribution agreement with Advanced Environmental Products, LLC for that company to purchase and distribute 350,000 pallets during 1998, and 500,000 during each of the following two years. Each of those 1998 commitments may exceed 10% of Pallet Technology's 1998 production, depending on actual production levels. Generally, the Company sells its production through purchase orders. These purchase orders are solicited or received from interested parties by representatives of the Company's subsidiaries making direct and indirect contact with potential consumers of resin and pallet products.

     Customers of Pallet Technology are, and management expects that those customers will continue to be, closed-loop warehouses and distribution centers, such as large retailers who are directly involved in much of the manufacturing, warehousing and retail distribution of their products. No customer purchases, or has placed a purchase order in a quantity that would make that customer a purchaser of 10% or more of Pallet Technology's production. Pallet Technology received advance purchase orders for pallets produced by Pallet Technology in amounts in excess of $5,000,000. As of May 1, Pallet Technology had approximately $10 million in orders. The Company expects to ship Pallet Technology's products through traditional rail and truck channels.

RAW MATERIALS

     Polyethylene constitutes the principal raw material used in the recycling of plastic processed by the Company's subsidiaries. This raw material must be sorted and baled before it can be utilized. Generally, there has been no problem obtaining sorted and baled HDPE raw materials, which are available from a wide variety of suppliers, including but not limited to major waste haulers and landfills. PVC, the raw material used by Poly Style, is readily available and the price does not materially fluctuate. Costs for these raw materials used by Fixcor tend to fluctuate with various economic factors which generally affect the Company and its competitors. The availability of raw materials was adequate in 1996 and 1997 and management expects it to remain adequate throughout 1998. Since Fixcor had no operations during 1996, it has no direct information with respect to the price of raw materials during that year. Based on discussions with current suppliers, it appears that the cost of raw materials was approximately the same as the cost that the Company incurred during 1997, and the first quarter of 1998. The Company believes that there is adequate inventory of raw materials to meet Fixcor's production requirements, and that its practices are consistent with industry norms. See Part I, Item 1, "DESCRIPTION OF BUSINESS--RECENT DEVELOPMENTS."

PATENTS, TRADEMARKS AND LICENSES

     Pallet Technology has entered into a Licensing and Marketing Agreement with Nitro. Under that agreement, Pallet Technology is the sub-licensee of certain proprietary injection molding technology for the manufacturing of plastic pallets and other products from recycled plastic. The Company believes that otherwise it and its subsidiaries have all rights necessary to carry on their operations. In particular, in connection with the acquisition of the Facility from Quantum, the Company purchased equipment and other tangible assets that it believes are necessary for Fixcor's operations. The Company is not the holder of any letters patent, trademark or copyright registrations, and has not applied for any of the foregoing. Pallet Technology uses the trademark "POWER-PAL 2000" with respect to its pallets, but has not registered or applied for registration of that trademark.

CALIFORNIA GRANT AND ALLIED SIGNAL AGREEMENT

     In June, 1997, the Company was awarded a $256,868 research grant from the Integrated Waste Management Board of the State of California to develop a solution to the problems associated with non-recyclable HDPE motor oil containers, which have historically been sent to landfills. The solution will involve the separation of the remaining oil from the "empty" container, and then the recycling of the HDPE container and the separate recycling of the remaining oil. To do this, in September, 1997, Fixcor entered into a license agreement with The Federal Manufacturing & Technologies business unit of AlliedSignal Inc. ("AlliedSignal") under which AlliedSignal licenses to Fixcor certain technology (as to which United States letters patent were issued after the date of the agreement) and Fixcor pays a license fee and ongoing royalties based principally on products sold arising out of use of the licensed technology. The Company expects that a prototype of equipment using this technology will be available for limited use by the end of the third quarter of fiscal year 1998.

     The Company has not spent significant amounts on research and development in the past and, except for the grant from the State of California, does not expect its research and development budget in the future to be material.

EMPLOYMENT AGREEMENTS

     Mr. Fixler has entered into a written employment agreement with the Company with a term of three years commencing January 1, 1997. Gary M. DeLaurentiis has entered into an employment agreement with the Company with a term of five years commencing January 1, 1997. Mr. Aisenberg has entered into a written employment agreement with the Company with a term of five years commencing March 5, 1998. See PART III, ITEM 10, EXECUTIVE COMPENSATION. No other employees have written employment or collective bargaining agreements with the Company or any of its subsidiaries.

COMPETITION

     Fixcor sells a commodity (recycled HDPE plastic) in a commodity market. As is true with all commodity markets, this market is highly competitive, although Fixcor has experienced no difficulty in running at full capacity and selling its full production. Nevertheless, many of its competitors are considerably larger than the Company and have substantially greater financial and other resources than the Company, while others are significantly smaller with lower fixed costs and greater operating flexibility. The Company has approximately 15 competitors.

ENVIRONMENTAL MATTERS AND GOVERNMENT REGULATION

     The business operations of the Company and the ownership and operations of real property by the Company are subject to extensive and changing federal, state, local and foreign environmental laws and regulations pertaining to the discharge of materials into the environment, the handling and disposition of wastes (including solid and hazardous wastes) or otherwise relating to the protection of the environment. Management believes that the Company and its subsidiaries are in compliance with all applicable environmental laws and regulations, and no change with respect to this compliance has occurred since December 31, 1997. As is the case with manufacturers in general, if a release of hazardous substances occurs on or from the Company's properties or any associated offsite disposal location, or if contamination from prior activities is discovered at any of the Company's properties, the Company may be held liable. From time to time, the Company is involved in inquiries relating to compliance with environmental laws, permits and other environmental matters. In the future, the Company may be identified as a potentially responsible party and be subject to liability under applicable law. No assurances can be given that additional environmental issues will not require future expenditures.

     The plastics industry, in general, and the Company also are subject to existing and potential federal, state, local and foreign legislation designed to reduce solid wastes by requiring, among other things, plastics to be degradable in landfills, minimum levels of recycled content, various recycling requirements, disposal fees and limits on the use of plastic products. In addition, various consumer and special interest groups have lobbied from time to time for the implementation of these and other such similar measures. Although the Company believes that the legislation promulgated to date and such initiatives to date have not had a material adverse effect on the Company, there can be no assurance that any such future legislative or regulatory efforts or future initiatives would not have a material adverse effect on the Company.

     Fixcor's current expenses for compliance with environmental laws and regulations is approximately $300,000 per year, primarily the cost of water treatment. Two environmental "Phase I" examinations were done in connection with the purchase of the Facility and the reports from those examinations did not reveal any contamination.

     Fixcor has made no material capital expenditures, and expects to make none, for environmental control facilities in connection with its operations at the Facility, and Pallet Technology expects to make none in connection with its operations at the Facility or the Florida Plant, and Poly Style expects to make none in connection with its operations at the Florida Plant.

     The United States Food and Drug Administration (the "FDA") regulates the content of direct-contact food containers and packages, including containers and packages made from recycled plastics and paper products. The FDA currently limits the amount of recycled materials that can be used in such containers and packages.

EMPLOYEES

     As of May 1, 1998, the Company and its subsidiaries had a total of approximately 91 employees, all of whom were full-time employees. Of these, Fixcor had approximately 78 production personnel and a support staff of seven at the Facility. The Company had another six employees at its headquarters office in Beachwood. Poly Style has approximately 15 employees at the UV Plant, and then at the Florida Plant. The Company has no collective bargaining agreement with its employees and no union represents them. There have been no interruptions or curtailments of operations due to labor disputes and the Company believes that relations with its and its subsidiaries' employees are good.

ITEM 2.  DESCRIPTION OF PROPERTY

     The Facility is located in an industrial park which is about three miles from Interstate 70 and two miles from U.S. Highway 40, within the city limits of Heath (Licking County), Ohio. The closest metropolitan area is Columbus, Ohio, about 30 miles away. There is vacant land to the north which has been zoned for additional industrial buildings. The site is approximately 10 acres.

     The Facility was constructed in 1991 and includes approximately 48,000 square feet of space for manufacturing and an additional 1,643 square feet for a finished office area. In connection with the third operating line, Fixcor put into service 7,000 of these 48,000 square feet. There is also a concrete slab in the rear with a portion of it covered by a canopy. The site is served by a railroad spur to the south.

     Fixcor holds the title to the real estate and real estate improvements constituting the Facility. To secure its permanent financing, Fixcor granted the lender a continuing security interest in all of Fixcor's property, including the Facility.

     The book value of the Facility represented more than 10% of the total assets of the Company as of the end of fiscal year 1997. Currently, the only planned material renovation, improvement or further development of the Facility is an expansion of the Facility as to which the Company is in the planning stages. The estimated cost of this improvement was approximately $4,000,000, financed by cash on hand, primarily using certain of the proceeds of the convertible debentures. The Company believes that the value of the real estate and improvements at the Facility are subject to general economic conditions. In the opinion of management, the Facility is adequately covered by insurance. The Company has no current plans to lease out any portion of the Facility. With respect to each component of the Facility upon which depreciation is taken, the following table sets forth the projected federal tax basis, life claimed and method for purposes of depreciation.

               BASIS          LIFE CLAIMED   METHOD
Building       $2,000,000     39 years       Straight-line
Equipment      $12,500,000    10 years       Straight-line


The projected realty tax rate on the Facility is $51.90 per $1,000 of valuation. The land is valued at $87,500. The gross annual real estate tax is approximately $4,500 per year which is reduced by rebates to a net amount of approximately $3,300.

     The Company leases 1,147 sq. ft. of office space at 3637 South Green Road, Suite 201, Beachwood, Ohio 44122 at a lease rate of $1,383 per month. The lease has a term of three years commencing November 15, 1997. Beachwood is a suburb of Cleveland, Ohio.

     The Company leases the UV Plant in Medley, Florida on a month to month basis, and is moving into the Florida Plant. The Florida Plant, located at 120 Northeast 179th Street, North Miami Beach, Florida, consists of approximately 65,000 sq. ft. of space. This lease commenced April 17, 1998, has a term of 10 years, and the lease rate is $24,375 per month. The lease also grants the Company an option to buy the Florida Plant during the first five years of the term. The UV Plant is located in Medley, Florida, and the Florida Plant is located in North Miami Beach, Florida. Each of Medley and North Miami Beach is a suburb of Miami, Florida. The Company allocates space at the Florida Plant between Poly Style and Pallet Technology.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time made a party to legal proceedings arising in the ordinary course of business. The Company does not believe that the results of such legal proceedings, even if unfavorable to the Company, will have a materially adverse impact on its financial condition or the results of its operations.

     The Company is a third party defendant in a lawsuit pending in the Common Pleas Court of Cuyahoga County, Ohio, GLOBAL INVESTMENTS & ADVISORY GROUP, INC.
V. 3DM, LIMITED LIABILITY CO., ET AL. V. FIX-CORP INTERNATIONAL, ET AL. This proceeding began on approximately July 9, 1997 when the Company was served with a third party complaint filed by 3DM, Limited Liability Co. ("3DM") on May 12, 1997. This case arises out of the relationship between the Company and 3DM, which the Company believes has been terminated and settled, and the relationship between 3DM and Quantum in connection with the acquisition of the Facility. See
PART I, ITEM 1, "DESCRIPTION OF BUSINESS," and "DESCRIPTION OF BUSINESS, ACQUISITION OF THE FACILITY". The latter relationship was the subject of prior litigation in which the Company was also joined as a party defendant with 3DM. The Company subsequently was dismissed from this earlier litigation. 3DM did not bring any claim against the Company in the prior litigation, and a default judgment was entered against 3DM and its principals on the matter of its breach of its agreement with Quantum. In its claim against the Company, 3DM seeks compensatory damages in excess of $25,000 and attorney fees in each of Counts I through VII of the third party complaint and punitive damages in excess of $25,000 and attorney fees in Count VIII although 3DM has served an amended demand increasing its damage demand to $1,000,000. On February 2, 1998 the Company filed a motion to dismiss the third party complaint filed against the Company for failure to state a claim and for the reason that the Company is not a proper subject of a third party complaint under the applicable rules of civil procedure. The motion to dismiss was overruled by the court without any further decision. However, the Company and Mr. Fixler were granted the right to file a counterclaim against 3DM and its principals, and that counterclaim was filed on April 9, 1998. 3DM and its principals have filed an answer. The Company does not believe that the pending litigation involving 3DM will have a material adverse effect on the Company or its operations. The Court has referred this case to non-binding mediation.

     In March and April, 1996, a person purporting to represent an entity known as AMR Group ("AMR") approached the Company had represented they could assist the company with private placements of its securities. As a result, certain non-exclusive memorandum-type agreements were entered into by and between the Company and AMR, one being an Investor Agreement (the "Investor Agreement") and the other being a Consulting Agreement (the "Consulting Agreement"). The terms of the Investor Agreement are vague. The understanding of the Company was that AMR would provide assistance in financial structuring, debt and/or equity funding, private and public placements and negotiation strategies, in consideration for which AMR was to be granted warrants for 2 million shares (500,000 shares at each of the following exercise prices: $0.05, $1.00; $3.00; and $5.00). Under the Consulting Agreement, AMR was to receive a fee based on financing from a source originated by AMR. AMR did not provide any of the services for which the Company contracted and the agreements were deemed to be terminated by the Company. After virtually no contact in two (2) years, in January and February, 1998, AMR contacted the Company and asserted a right to exercise certain warrants. The Company maintained its position that any agreements with AMR had terminated due to non-performance. In addition, a check of the records of the Ohio Secretary of State's indicates that no entity, trade name or fictitious name has ever been registered under the name "AMR Group".
AMR filed an action against the Company and Mr. Fixler in the Common Pleas Court of Cuyahoga County, Ohio alleging damages and requesting specific performance as to certain alleged warrants and/or stock options. Based on the Company's position that the alleged agreement contained an arbitration clause, AMR dismissed its complaint and indicated that it would commence, and did commence, an arbitration proceeding with respect to this matter. Prior to commencement of the litigation, AMR through its attorney forwarded a letter which contained statements which the Company and Mr. Fixler deemed to be improper and actionable. In relation to this matter, the Company filed an answer and counterclaim and a cross claim naming additional parties, whom the Company believes were partners or joint venturers of AMR at the time of its initial dealings with the Company and Mr. Fixler.

     As of May 28,1998 and for approximately six months, the Company had been in discussions with Paul Parshall, an affiliate and consultant of the Company's predecessor, in connection with infirmities in the organization, corporate structure and share issuances of that predecessor. No complaint has been filed in this matter. However, the parties have been involved in ongoing conversations. The Company has provided settlement documents for review by Mr. Parshall's attorney. The Company expects to receive a response in the near future, and believes that this matter will be settled without resort to litigation. The 201,020 shares issued (upon the Company's Delaware incorporation) to Mr. Parshall and a company affiliated with him have been noted on the Company's records as being subject to cancellation and are not included in the number of shares indicated in this Report as outstanding as of May 28, 1998. The Company has notified its transfer agent accordingly.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock is traded over-the-counter ("OTC") on the Electronic Bulletin Board (the "Bulletin Board") maintained by the National Association of Securities Dealers ("NASD") under the Symbol "FIXC."

     As of May 29, 1998, 30,308,769 shares of Common Stock were issued and outstanding, and there were approximately 478 record holders of Common Stock. As of that date, no shares of Preferred Stock were issued and outstanding. Mr. Aisenberg holds an option to purchase 200,000 shares of Common Stock under his employment agreement with the Company. The option to purchase 4,000,000 shares of Common Stock previously held by Mr. Fixler were cancelled in April, 1998. See PART III, ITEM 10, EXECUTIVE COMPENSATION.

     The following table sets forth the range of high and low sales prices for the Common Stock on the OTC Bulletin Board for each quarter for fiscal years 1996 and 1997, and the first quarter of fiscal year 1998.

Quarter Ending      High           Low
3/31/98             5 1/14         5
12/31/97            4-5/8          2-11/16
9/30/97             4-1/4          1-3/8
6/30/97             3/4            1/2
3/31/97             7/8            1/2
12/31/96            15/16          7/16
9/30/96             13/16          5/8
6/30/96             1-9/16         11/16
3/31/96             1-1/2          13/16

     The source of this information is America Online quotation services and broker-dealers making a market in the Company's Common Stock. These prices reflect inter-dealer prices, without retail markup, mark-down or commission and may not represent actual transactions.

RESTRICTED SECURITIES

     A significant portion of the Company's Common Stock is held by insiders and persons who acquired shares in private offerings. These are "restricted securities," as that term is defined in Rule 144 promulgated under the Securities Act. In general, Rule 144 provides that, during any three-month period, each person holding restricted securities can sell an amount of such securities equal to the greater of (a) 1% of the number of outstanding shares, or (b) the average weekly reported trading volume of those securities during the preceding four calendar week period, provided that certain conditions are met. One of these conditions is that the stock must be purchased for investment purposes and held for a minimum period of one year, and in some instances even longer. Sales of these restricted securities under Rule 144 or otherwise by current stockholders of the Company could have a depressive effect on any trading market for Common Stock. No predictions can be made of the effect, if any, that market sales of shares or the availability of shares for sale will have on the market price prevailing from time to time. Nevertheless, sales of significant amounts of the Common Stock of the Company in the public market may adversely affect market prices, and may impair the Company's ability to raise capital at that time through additional sale of its equity securities.

NO DIVIDENDS

     The Company has not declared or paid any dividends on its Common Stock and there is no assurance that the Company will pay dividends in the future. The Company currently intends to retain future earnings to fund the development and growth of its businesses, to repay indebtedness and for general corporate purposes, and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Any future determination to declare and pay dividends will be made by the Board of Directors of the Company in light of the Company's earnings, financial position, capital requirements, credit agreements and such other factors as the Board of Directors deems relevant. Any decision to pay dividends is subject to Delaware law, under which the Company is permitted to pay cash dividends only (i) out of the Company's capital surplus (the excess of net assets over stated capital) or (ii) out of the net income of the Company for the fiscal year in which the dividend is declared and/or the preceding fiscal year.

SECONDARY TRADING RESTRICTIONS

     The Common Stock has been governed by a Securities and Exchange Commission rule for "penny stocks" (defined as stocks that cost $5.00 or less per share) that imposes additional sales practice burdens and requirements upon broker-dealers which sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by this penny stock rule, broker-dealers must make a special suitability determination for the unaccredited purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the penny stock rule may affect the ability of broker-dealers to sell the Company's securities and also may affect the ability of persons now owning or subsequently acquiring the Company's securities to resell such securities in any trading market that may develop. Although the Company's goal is to have its securities included in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), which would exempt such securities from the above rule, there is no assurance that the Company will meet the NASDAQ listing requirements. The Company believes that there are numerous market makers for the Common Stock, including Nash-Weiss, Troster Singer, Sharp, Fahenstock, Wein, Paragon, Olie, National Financial, Sherwood, Herzog, Hill, Financial American, Mager

Schweitzer, G.V.R. Trading, North American Investment, Wall Street Equities, M.H. Meyerson, Mercer-Bokert, Comprehensive Capital, and William Frankel. The source of this list of market makers is a broker-dealer familiar with trading of the Common Stock. Based on discussions with that broker-dealer, the Company considers Nash-Weiss, Troster Singer, Sharp, Fahenstock, Wein, Paragon, Herzog, Financial American, Mager Schweitzer and M.H. Meyerson to be the principal market makers for the Common Stock.

PRICE VOLATILITY OF THE COMPANY'S SHARES

     The Common Stock is traded on the NASD OTC Electronic Bulletin Board. Because of the limited market for Bulletin Board stocks, even mild expressions of interest may have a profound impact upon the stock's price on any given day. Accordingly, Bulletin Board stock customarily experience above average price fluctuations and volatility. Accordingly, the Company's common stock should be expected to experience substantial price changes in short periods of time, owing to the vagaries of the Bulletin Board exchange for stocks. Even if the Company is performing according to its plan and there is no legitimate financial component for this volatility, it must still be expected that substantial percentage price swings will occur in these securities for the foreseeable future, and percentage changes in stock indices (such as the Dow Jones Industrial Average) could be magnified, particularly in downward movements of the markets.

RECENT SALES OF UNREGISTERED SECURITIES

     In October, 1995, pursuant to the reorganization involving the Company and following a reverse stock split and other transactions, the outstanding shares of Common Stock of the Company were held as follows: 3,600,000 restricted shares held by Mr. Fixler, 201,020 restricted shares held by an affiliate and consultant of the Company's predecessor, and 195,980 shares held by the public shareholders of the Company's predecessor.

     During the period November, 1995 through August, 1996, pursuant to Rule 504 of Regulation D, the Company offered and sold to approximately 160 purchasers 2,000,000 shares of Common Stock at $.50 per share.

     During the period November, 1996 through May, 1997, the Company issued approximately 4,000,000 additional shares of Common Stock for various purposes and consideration. The Company treated all such issuances as exempt from registration under Rule 504 of Regulation D, and the transactions reflected therein included the following:

          - 750,000 shares sold at $.50 per share.

          - 125,000 shares issued in consideration of services provided by a non-affiliated party.

          - 655,000 shares sold to approximately 30 purchasers at $.60 to $.65 per share.

          - 1,000,000 shares issued to secure certain bridge financing from Generation Capital Associates (such debt was subsequently converted into 550,000 of such shares, with the balance returned to the Company).

          - 1,363,000 shares issued to BLB Financing Co. to secure financing in the amount of $485,000 (such financing was subsequently converted into shares at $.355 per share)

     The Company has been advised that it apparently did not satisfy all requirements of the Rule 504 exemption from registration with respect to the share issuances described above.

     In January, 1996, 350,000 shares of Common Stock were issued to Mr. Fixler pursuant to Section 4(2) of the Securities Act, at a value of $.50 per share, upon conversion of certain indebtedness of the Company to Mr. Fixler.

     During the period July, 1996 through September, 1997, pursuant to Section 4(2) of the Securities Act, the Company issued approximately 2,400,000 shares of Common Stock to various consulting firms (and individuals affiliated therewith) in consideration of consulting services. The valuation of the shares varied principally with market values at the times of the transactions, with discounts due to the restricted nature of the shares.

     In September, 1996, pursuant to Section 4(2) of the Securities Act the Company sold to six purchasers 575,000 shares of Common Stock at a purchase price of $.50 per share.

     In December, 1996 in connection with certain bridge financing in the amount of $200,000, the Company granted to Generation Capital Associates, a New York limited partnership, warrants for the purchase of an aggregate of 100,000 shares of Common Stock at an exercise price of $.65 per share, and which were eventually exercised at that price.

     In December, 1996 and July, 1997 in connection with debt financings from Gordon Brothers Capital Corporation and pursuant to Section 4(2) of the Securities Act, the Company granted to the lender warrants for the purchase of an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.125 per share, which the lender exercised in November, 1997. Certain "piggyback" and other registration rights with respect to the warrant shares were also granted to Gordon Brothers Capital Corporation. During 1997, Gordon Brother Capital Corporation exercised rights to convert $350,000 of the bridge notes, including certain interest accruals, into, and the Company issued in a transaction exempt from registration under Section 4(2) of the Securities Act, a total of 783,000 shares of Common Stock.

     In April, 1997, pursuant to the Acquisition Agreement, the Company issued to Mr. Fixler 5,000,000 shares of Common Stock (at a value of $1.20 per share) in a transaction exempt from registration under Section 4(2) of the Securities Act.

     From June, 1997 through September, 1997, pursuant to an offering under
Section 4(2) of the Securities Act, the Company sold 1,925,000 shares of Preferred Stock at $1.00 per share. Each share of Preferred Stock was convertible into one share of Common Stock, and as of

October 1, 1997 all of the Preferred Stock had been converted into 1,925,000 shares of Common Stock. In addition, holders of Preferred Stock were granted rights to acquire additional shares of Common Stock at $1.00 per share, and 1,100,000 shares of Common Stock were issued pursuant to exercise of such rights.

     In August, 1997, pursuant to Section 4(2) of the Securities Act the Company issued 471,000 shares of Common Stock (at a value of $1.24 per share) in consideration of an equipment purchase from a commercial enterprise.

     In July through September, 1997, pursuant to various private placement transactions under Section 4(2) of the Securities Act, the Company sold approximately 2,000,000 shares of Common Stock to 33 purchasers at prices ranging from $.35 to $1.30 per share.

     All of the share transactions summarized above were made directly by the Company without use of an underwriter or placement agent and without payment of commissions or other remuneration. In each case the aggregate sales proceeds, after payment of offering expenses in immaterial amounts, were applied to the working capital of the Company or to specific equipment purchases.

     With respect to the exemption from registration of issuance of securities claimed under Section 4(2) of the Securities Act, neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or advertising. Prior to making any offer or sale, the Company had reasonable grounds to believe and believed that each prospective investor was capable of evaluating the merits and risks of the investment and was able to bear the economic risk of the investment. Each purchaser represented in writing that he was acquiring the securities for investment for his own account, and agreed that the securities would not be sold without registration under the Securities Act or exemption therefrom. Except for securities issued under Rule 504, the certificates of which bear no restrictive legend, a legend was placed on each certificate stating that the securities have not been registered under the Securities Act and setting forth the restrictions on their transferability.

     In November, 1997, pursuant to Rule 506 of Regulation D, the Company issued to two institutional investors $8,000,000 aggregate principal amount of three-year 5% convertible debentures. The transaction reflected a reissuance of $5,000,000 convertible debentures in exchange for similar debentures issued to the same purchasers in October, 1997, and a new issuance of $3,000,000 convertible debentures to one of such purchasers. The principal amount of the debentures, together with any accrued and unpaid interest thereon, are convertible at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $3.91 (110% of the average closing bid price for the 5 trading days preceding closing), or (ii) 84% of the average of the 5 lowest closing bid prices during the 10 trading days preceding conversion. The purchasers also received warrants to purchase an aggregate 530,240 shares of Common Stock at an exercise price equal to $3.91 per share. The warrants are exercisable at any time through October 24, 2000 (as to 331,400 shares) and November 25, 2000 (as to 198,840 shares). Pursuant to the terms of the debentures and warrants, the Company has filed with the SEC a

Registration Statement on Form SB-2 with respect to resale by the holders of shares of Common Stock issuable upon conversion of the debentures and exercise of the warrants.

     In January, 1998, pursuant to Rule 506 of Regulation D, the Company issued to the same two purchasers $2,500,000 aggregate principal amount of three-year, 4% convertible debentures, convertible (together with interest thereon) at any time into shares of Common Stock at a conversion price equal to the lesser of
(i) $3.34, or (ii) 83% of the average of the 5 lowest closing bid prices for the 10 trading days preceding conversion. The purchasers also received warrants to purchase an aggregate 198,413 shares of Common Stock at an exercise price equal to $3.34 per share. The warrants are exercisable at any time through January 22, 2001. The Company is required to amend the Registration Statement on Form SB-2 to include resale by the holders of shares issuable upon conversion of such debentures and exercise of such warrants.

     In March, 1998, the Company issued to JNC Strategic Fund Ltd. $1,500,000 aggregate principal amount of three-year, 4% convertible debentures, convertible (together with interest thereon) at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $3.31, or (ii) 83% of the average of the 5 lowest closing bid prices for the 10 trading days preceding conversion. The purchaser also received warrants to purchase an aggregate 126,268 shares of Common Stock at an exercise price equal to $3.31 per share. The warrants are exercisable at any time through March 11, 2001. The Company is required to amend the Registration Statement on Form SB-2 to include resale by the holders of shares issuable upon conversion of such debentures and exercise of such warrants.

     In April, 1998, the Company issued to JNC Strategic Fund Ltd. $3,000,000 aggregate principal amount of three-year, 4% convertible debentures, convertible (together with interest thereon) at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $4.22, or (ii) 83% of the average of the 5 lowest closing bid prices for the 10 trading days preceding conversion. The purchaser also received warrants to purchase an aggregate 192,542 shares of Common Stock at an exercise price equal to $4.22 per share. The warrants are exercisable at any time through April 8, 2001. The Company is required to amend the Registration Statement on Form SB-2 to include resale by the holders of shares issuable upon conversion of such debentures and exercise of such warrants.

     Each of the debenture transactions requires that the Registration Statement on Form SB-2, or amendments to it, be effective within a designated time after the dates of issuance of the debentures and warrants. Under the terms of the applicable convertible debenture purchase agreement, certain interest and conversion rate liquidated damages accrue each month that effectiveness is delayed. In March, 1998 with respect to the debentures issued in November, 1997 the Company agreed to issue 10,000 shares of the Company's Common Stock, and in April, 1998 with respect to those debentures, the Company agreed to issue 20,000 shares of the Company's Common Stock, to the debenture holders in lieu of those liquidated damages, in a transaction exempt from registration under Section 4(2) of the Securities Act. These 30,000 shares were issued during the second quarter of fiscal year 1998.

     In March, 1998, in a transaction exempt from registration under Section 4(2) of the Securities Act, the Company offered and sold to one purchaser 100,000 shares of Common Stock at $3.00 per share.

     In April and May, 1998, pursuant to Rule 506 of Regulation D, the Company offered and sold to 12 purchasers 121,000 shares of Common Stock at $3.625 per share.

     The Company is subject to an administrative order (the "Order") issued in August, 1997 by the Ohio Division of Securities, and relating to certain matters deemed to constitute violations of Ohio securities laws. The Company was ordered to "cease and desist" from acts and practices found to violate Section 1707.44(C)(1), Ohio Revised Code (sales of securities not registered or exempt from registration), and Section 1707.44(B)(1) (false representations in a registration application). There were no further restrictions imposed pursuant to the Order. The Company believes that such violations resulted principally from miscommunication between the Company and its legal counsel at the time as to certain information communicated to the Ohio Division of Securities in connection with an application for registration by description filed in December, 1995 with respect to sales of the Company's common stock in Ohio. The Company believes that it is in compliance with the Order.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DEVELOPMENT STAGE ACTIVITIES

     In December, 1996, the Company formed Fixcor, a wholly-owned subsidiary. This entity acquired the Facility, a stand-alone post-consumer plastic recycling operation. The acquisition significantly changed the focus of the Company from corporate awards jewelry marketing and financing to the manufacturing of plastic resin.

     With this acquisition, the Company's business plan may be divided into five phases based upon the services performed, the products produced, and the products and services to be performed and produced.

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

PHASE 2

     With the acquisition of the Facility in Heath, Ohio, the Company, through its wholly-owned subsidiary, became the owner and operator of a stand-alone post-consumer plastic recycling operation. This operation contains three operating lines. The first became operational January 8, 1997, the second March 4, 1997, and the third October 22, 1997. Since the acquisition of this Facility, the corporate awards jewelry marketing and the financing of purchase orders has become an immaterial portion of the revenues and operations of the Company. Funding of the Facility acquisition was made by obtaining bridge financing in the amount of $2.5 million from Gordon Brothers Capital Corporation, and the issuance of 5,000,000 restricted common shares of the Company. The bridge financing was secured by a mortgage on the Facility, and a security interest in all inventory, accounts receivables and contracts with customers, and a personal guarantee of Mr. Fixler. On May 14, 1997, the Company replaced this bridge financing with permanent financing from NationsCredit Commercial Corporation for up to $7,000,000. This financing consisted of a security agreement on all of Fixcor's assets, and a credit line based upon a percentage of inventory and accounts receivable. All financing from NationsCredit Commercial Corporation was refinanced through Gordon Brothers Capital, LLC (successor to Gordon Brothers Capital Corporation) in December, 1997. This resulted in the Company, Fixcor and Pallet Technology being the borrowers on a revolving credit facility in the principal amount of $7,000,000, $3,500,000 of which principal matures in October, 1998. See PART I, ITEM 1, "DESCRIPTION OF BUSINESS, --THE COMPANY, --ACQUISITION OF THE FACILITY and --PALLET TECHNOLOGY."

PHASE 3

     On July 7, 1997, the Company formed another wholly-owned subsidiary, Pallet Technology. The purpose of this subsidiary is to specialize in the production of plastic pallets. Pallet Technology has ordered a specialized, state-of-the-art, injection molding machine which transforms resin pellets, produced by Fixcor, into plastic pallets. Installation of this equipment was completed during January, 1998 and it was operating at substantially full capacity by the end of the first quarter of fiscal year 1998. The approximate cost of the equipment, molds, transportation and installation of the equipment for Pallet Technology's operation at the Facility was $4.0 million. The approximate cost of equipment, transportation and installation at the Florida Plant is expected to be approximately $3,000,000. The total cost of molds, which has not yet been determined, is not included in this amount. The cost of the standard pallet mold is approximately $700,000, and additional molds are on order. Not taking into consideration Pallet Technology's operations at the Florida Plant, which the Company expects to commence during the third quarter of fiscal year 1998, the Company conservatively estimates that Pallet Technology revenues for 1998 will be $13.0 million. With Pallet Technology operations running at the Florida Plant, the Company estimates that 1998 revenues will be $20.0 million. Permanent financing for the Pallet Technology equipment for installation at the Facility was secured from Gordon Brothers Capital Corporation. See PART I, ITEM 1, DESCRIPTION OF BUSINESS.

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

PHASE 5

     During February, 1998, the Company's wholly-owned subsidiary, Poly Style entered into the UV Agreement, under which Poly Style acquired substantially all of the assets of UV at the UV Plant, for a purchase price of approximately $1.04 million. Poly Style manufactures plastic vertical window blinds from extruded PVC. Poly Style's operations commenced shortly after the acquisition at the UV Plant and are being moved to the Florida Plant. See PART I, ITEM 1, DESCRIPTION OF BUSINESS--RECENT DEVELOPMENTS.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 1996, AS COMPARED TO THE YEAR ENDED DECEMBER 31, 1997

     Substantially all revenues for fiscal year 1996 were from corporate awards jewelry marketing, and financing of purchase orders. The Company had no revenues for this period from the Fixcor, Palletech or Poly Style operations.

     Revenues for the twelve months in fiscal year 1996 from the purchase order financing were $510,779 versus $191,795 for the twelve months in fiscal year 1997, a decrease of approximately 50 percent. The reduction in revenues reflects a change in the orientation of the Company from financing sales to manufacturing resin and resin products. During the fourth quarter of 1997, financing of purchase orders declined to the point that only one receivable was outstanding related to this activity at December 31, 1997, and the balance of that receivable was only $30,000.

     Revenues from merchandise sales for the year ended December 31, 1996, were $232,824. These revenues for the year ended December 31, 1997 were $346,326
resulting in an annualized increase in sales of 48%.   This increase in volume
is expected to continue during 1998. Although the Company is expending limited time and resources in this operation, as a result of contacts developed in prior years, the revenues from these sales continue to have limited growth.

     For the year ended December 31, 1997, the revenues of Fixcor were $7,708,051. Cost of goods sold on these sales was $4,428,519 resulting in a gross margin of 48%. This operation was the primary focus of the Company for fiscal year 1997 and the first quarter of 1998. With the addition of another resin processing line during October, 1997, and future expansion plans, it is expected that revenues in 1998 will be substantially higher than those in 1997.

     General and administrative expenses for the year ended December 31, 1996, were $491,383 compared with $2,045,767 for the year ended December 31, 1997. This increase is a result of gearing up the Fixcor operations. It includes salaries and direct compensation related to the production and operation of the Facility; fees and expenses incurred related to third party borrowings and the sale of equity shares in the Company; and, the professional fees necessary to meet regulatory commitments.

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


     This growth is a result of increased resin sales from expanded capacity and operations at the Facility, the startup and sales of plastic pallets by Pallet Technology during the latter part of the first quarter of 1998, and the profitability of the Poly-Style operations. Gross margins for these entities are summarized below:


                           SALES           COST OF GOODS    GROSS MARGIN
                                           SOLD
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

     During the quarter, additional long-term financing was obtained in two forms. First, the Company borrowed an additional $2.0 million on its facility with the Gordon Brothers Capital Corporation. These monies were used to fund the Company's growing working capital needs. These needs are a result of increased production and sales with their impact of requiring the Company to incur increasing receivable and inventory balances.

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

LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 1997

     The Company's cash balance increased by $6,671,081 to $6,895,619 from December 31, 1996 to December 31, 1997 and working capital increased by $7,068,275 to $14,302,066 from December 31, 1996 to December 31, 1997. The increases are the result of three occurrences. First, funds were generated by internal operations and formula borrowings on inventories (up to 55%) and receivables (up to 85%). The second source of funds was from the issuance of capital stock. During the nine months ended September 30, 1997, 3,490,986 shares were issued resulting in additional funds of $4,751,475. The third source of funds was from the issuance of convertible debentures. These monies were used to acquire additional equipment and fund working capital needs in Fixcor's operations.

     As of March 31, 1998, other than ordering and installing equipment for use by Pallet Technology at the Florida Plant in capital expenditures and commitments therefor were minimal. As of that date Pallet Technologies had ordered its equipment, making a commitment of approximately at least $3.7 million. This additional equipment for Pallet Technology's operations at the Florida Plant is expected to be installed during the second and third quarters of fiscal year 1998. Management believes that the present cash balances and funding available through the permanent financing and line of credit will be sufficient to meet the needs of the Fixcor operations. However, additional funding may be necessary with regard to the Pallet Technology operations in connection with their commencement during the second and third quarters of fiscal year 1998, and in connection with the commencement of PolyStyles operations during that period. Management is working with financial institutions to ensure that sufficient monies are available to meet these needs, and it is believed that those monies will be available. See the discussion of the "CONVERTIBLE DEBENTURES" below.

CONVERTIBLE DEBENTURES

     On October 24, 1997, pursuant to a Convertible Debenture Purchase Agreement, the Company issued and sold in a private placement to two institutional investors an aggregate $5,000,000 principal amount of Debentures bearing interest at the rate of 6% per annum, payable quarterly in arrears, and due October 24, 2000 (the "October Debentures"). On November 25, 1997, pursuant to an Amended and Restated Convertible Debenture Purchase Agreement and collateral documents, the interest rate to the October Debentures was reduced to 5% (retaining the original October 24, 1997 effective date of the October Debentures), and the Company issued new Debentures in the principal amount of $3,000,000 to one of the October, 1997 investors, bearing a rate of 5% per annum, payable quarterly in arrears, and due November 25, 2000. The Company expects to use the net proceeds of the transactions primarily for the acquisition of equipment for the start-up and expansion of Pallet Technology and Fixcor operations. The principal amount of the Debentures, together with any accrued and unpaid interest thereon, are convertible at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $3.91 (110% of the average closing bid price for the 5 trading days preceding closing), or (ii) 84% (previously 85% under the October documents) of the average of the 5 lowest closing bid prices during the 10 trading days preceding conversion. Except in limited circumstances, the conversion rights are subject to an aggregate limit of 4.9% of the Company's outstanding Common Stock.

     The purchasers also received warrants to purchase an aggregate 331,400 shares of Common Stock at an exercise price equal to $3.91 per share. The warrants are exercisable at any time through October 24, 2000. One of the purchasers received additional warrants to purchase an aggregate 198,840 shares of Common Stock at that same price, exercisable at any time through November 25, 2000. The Company has reserved authorized shares of Common Stock sufficient to cover conversion of Debentures (and payment of interest thereon in shares of Common Stock) and the exercise of the warrants, and is required to effect and maintain for three years a registration statement under the Securities Act covering resales by the holders of such shares following conversion of Debentures (and payment of interest thereon in shares of Common Stock) and exercise of warrants.

     In January, 1998, the Company issued to the same two purchasers $2,500,000 aggregate principal amount of three-year, 4% convertible debentures, convertible (together with interest thereon) at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $3.34, or (ii) 83% of the average of the 5 lowest closing bid prices for the 10 trading days preceding conversion. The purchasers also received warrants to purchase an aggregate 198,413 shares of Common Stock at an exercise price equal to $3.34 per share. The warrants are exercisable at any time through January 22, 2001. The Company is required to amend the Registration Statement on Form SB-2 to include resale by the holders of shares issuable upon conversion of such debentures and exercise of such warrants

     In March, 1998, the Company issued to JNC Strategic Fund Ltd. $1,500,000 aggregate principal amount of three-year, 4% convertible debentures, convertible (together with interest thereon) at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $3.31, or (ii) 83% of the average of the 5 lowest closing bid prices for the 10 trading days preceding conversion. The purchasers also received warrants to purchase an aggregate 126,268 shares of Common Stock at an exercise price equal to $3.31 per share. The warrants are exercisable at any time through March 11, 2001. The Company is required to amend the Registration Statement on Form SB-2 to include resale by the holders of shares issuable upon conversion of such debentures and exercise of such warrants.

     In April, 1998, the Company issued to JNC Strategic Fund Ltd. $3,000,000 aggregate principal amount of three-year, 4% convertible debentures, convertible (together with interest thereon) at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $4.22, or (ii) 83% of the average of the 5 lowest closing bid prices for the 10 trading days preceding conversion. The purchasers also received warrants to purchase an aggregate 192,542 shares of Common Stock at an exercise price equal to $4.22 per share. The warrants are exercisable at any time through April 8, 2001. The Company is required to amend the Registration Statement on Form SB-2 to include resale by the holders of shares issuable upon conversion of such debentures and exercise of such warrants.

     The debenture transaction documents include additional representations, warranties, covenants and default provisions not atypical for such financings. The principal October 24, 1997, November 25, 1997 and January 22, 1998 debenture transaction documents are attached to the Company's prior filings with the Commission of the Registration Statement on Form 10-SB/A, or the Registration Statement on Form SB-2 relating to the registration of shares issuable upon conversion of the Debentures and exercise of the warrants.

YEAR 2000 COMPLIANCE


Many computer systems currently record years in a two-digit format. Such systems, if not modified, will be unable to recognize and property process information with dates beyond the year 1999. The potential problems arising out of this inability are commonly referred to as the "Year 2000 Issue" and will affect virtually all companies, government agencies and other organizations.

     During 1997, the Company performed an assessment of its computer systems to determine whether or not they were in compliance with Year 2000 requirements.
As of December 31, 1997, the Company does not believe that any operations include systems do not comply with Year 2000 requirements in any material respect, and that any costs to bring such non-complying systems into compliance will be immaterial to the Company's business, operations and financial condition. The Company expects to incur and expense such costs, if any, to general and administrative during 1998.

ITEM 7.  FINANCIAL STATEMENTS.


                      FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1996 AND 1997

                                                                                               12/31/96        12/31/97
                                                                                             -----------     -----------
                                                              ASSETS
CURRENT ASSETS
     CASH AND CASH EQUIVALENTS                                                                 $224,539       $6,895,619
     INVESTMENT IN MARKETABLE SECURITIES                                                        130,692          108,287
     TRADE ACCOUNTS RECEIVABLE, NET                                                              88,763        1,309,503
     OTHER RECEIVABLES                                                                              - 0 -        334,000
     PURCHASE ORDER FINANCING CONTRACTS                                                         221,672           30,000
     INVENTORY                                                                                   96,002        2,910,220
     PREPAID EXPENSES                                                                               - 0 -         45,285
                                                                                             -----------      -----------
                      TOTAL CURRENT ASSETS                                                      761,668       11,632,914
                                                                                             -----------      -----------
PROPERTY, PLANT & EQUIPMENT
     LAND & LAND HELD FOR DEVELOPMENT                                                           750,000          750,000
     BUILDINGS                                                                                2,000,000        2,000,000
     PLANT EQUIPMENT                                                                          6,642,000       17,600,841
     OFFICE FURNITURE & FIXTURES                                                                122,500          137,655
                                                                                             -----------      -----------
                                                                                              9,514,500       20,488,496
     LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                                              (6,428)        (680,310)
                                                                                             -----------      -----------
                          TOTAL PROPERTY, PLANT & EQUIPMENT                                   9,508,072       19,808,186
                                                                                             -----------      -----------
DEFERRED INCOME TAXES                                                                           412,150          820,050
                                                                                             -----------      -----------
OTHER ASSETS & DEFERRED CHARGES                                                                 212,226        1,228,948
                                                                                             -----------      -----------
                                      TOTAL ASSETS                                          $10,894,116      $33,490,098
                                                                                             -----------      -----------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     SHORT-TERM BORROWINGS                                                                   $3,548,000         $320,000
     EQUIPMENT PURCHASE CONTRACTS                                                                   - 0 -      1,875,000
     ACCOUNTS PAYABLE                                                                            68,008        2,064,137
     ACCRUED EXPENSES                                                                            44,317          148,406
     CURRENT PORTION OF LONG-TERM DEBT                                                              - 0 -      3,500,000
                                                                                             -----------      -----------
                              TOTAL CURRENT LIABILITIES                                       3,660,325        7,907,543
                                                                                             -----------      -----------
LONG-TERM DEBT
     4% CONVERTIBLE DEBENTURES                                                                      - 0 -      8,000,000
     $7,000,000 REVOLVING TERM NOTE                                                                 - 0 -      6,780,489
                                                                                             -----------      -----------
                                                                                                    - 0 -     14,780,489
     LESS CURRENT PORTION OF LONG-TERM DEBT                                                         - 0 -     (3,500,000)
                                                                                             -----------      -----------
     TOTAL LONG-TERM DEBT                                                                           - 0 -     11,280,489
                                                                                             -----------      -----------
STOCKHOLDERS' EQUITY
     PREFERRED STOCK, $.001 PAR VALUE, 2,000,000 SHARES AUTHORIZED, -0-                             - 0 -            - 0 -
     SHARES ISSUED AND OUTSTANDING
     COMMON STOCK, $.0001 PAR VALUE IN 1996 AND $.001 IN 1997, 100,000,000 SHARES
     AUTHORIZED, 20,974,024 AND 30,058,289 ISSUED AND OUTSTANDING IN 1996 AND 1997               20,974           30,058
     ADDITIONAL PAID IN CAPITAL                                                               8,227,529       15,786,304
     UNREALIZED HOLDING LOSS ON INVESTMENTS                                                     (68,673)         (21,173)
     RETAINED EARNINGS (DEFICIT)                                                               (946,039)      (1,493,123)
                                                                                           -------------    -------------
                                      TOTAL STOCKHOLDERS' EQUITY                              7,233,791       14,302,066
                                                                                           -------------    -------------
                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $10,894,116      $33,490,098
                                                                                           -------------    -------------

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE FINANCIAL STATEMENTS.

                FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                                                     12/31/96       12/31/97
                                                                                   -----------    ------------
REVENUE
     SALES, NET                                                                       $232,824     $8,020,304
     FEES ON PURCHASE ORDER CONTRACT FINANCING                                         408,337        191,795
     COMMISSION & SHARED FINANCE FEES                                                  102,442        157,711
                                                                                   -----------    ------------
        TOTAL REVENUE                                                                  743,603      8,369,810
                                                                                   -----------    ------------

COST OF SALES AND CONTRACT FINANCING OPERATIONS
     COST OF SALES & PLANT OPERATING COSTS                                             126,153      6,907,858
     CONSULTING FEES & SHARED COMMISSIONS                                               42,939         37,181
     INTEREST EXPENSE, CONTRACT FINANCING                                              250,822        156,100
     DEFERRED PREOPERATING PLANT STARTUP COSTS, NET OF AMORTIZATION                    (36,750)      (108,310)
                                                                                   -----------    ------------
                    COST OF SALES AND CONTRACT FINANCING OPERATIONS                    419,914      6,992,829
                                                                                   -----------    ------------
                                       GROSS PROFIT                                    323,689      1,376,981
                                                                                   -----------    ------------
OPERATING EXPENSES
     ADMINISTRATIVE SALARIES, WAGES AND RELATED COSTS                                  277,317        436,372
     DEPRECIATION & AMORTIZATION                                                        19,514        728,044
     LEGAL & PROFESSIONAL, INCLUDING CONSULTING FEES                                    98,513        309,452
     OTHER GENERAL & ADMINISTRATIVE                                                     96,039        571,898
                                                                                   -----------    ------------
                                      TOTAL EXPENSES                                   491,383      2,045,767
                                                                                   -----------    ------------
                                   OPERATING INCOME (LOSS)                            (167,694)      (668,786)
                                                                                   -----------    ------------

OTHER INCOME (EXPENSE)
     INTEREST INCOME                                                                       - 0 -       85,498
     INTEREST EXPENSE AND FINANCING COSTS, OTHER                                       (32,730)      (340,707)
     OTHER EXPENSE                                                                         - 0 -      (30,989)
                                                                                   -----------    ------------
                                                                                       (32,730)      (286,198)
                                                                                   -----------    ------------
                               NET (LOSS) BEFORE INCOME TAXES                         (200,423)      (954,984)
                                                                                   -----------    ------------
LESS PROVISION FOR DEFERRED INCOME TAXES
     FEDERAL                                                                           (43,000)      (332,000)
     STATE                                                                              (9,850)       (75,900)
                                                                                   -----------    ------------
                               TOTAL DEFERRED INCOME TAXES                             (52,850)      (407,900)
                                                                                   -----------    ------------
                                       NET LOSS                                      ($147,573)     ($547,084)
                                                                                   -----------    ------------
NET LOSS PER COMMON SHARE
     PRIMARY                                                                            (0.011)        (0.021)
                                                                                   -----------    ------------
     FULLY DILUTED                                                                      (0.008)        (0.018)
                                                                                   -----------    ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     PRIMARY                                                                        14,040,040     26,139,451
                                                                                   -----------    ------------
     FULLY DILUTED                                                                  18,040,040     30,139,451
                                                                                   -----------    ------------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                       OF THESE FINANCIAL STATEMENTS.

                 FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                                  COMMON STOCK            ADDITIONAL     RETAINED          TOTAL
                                                         ---------------------------       PAID-IN       EARNINGS      STOCKHOLDERS'
                                                              SHARES         AMOUNT        CAPITAL       (DEFICIT)        EQUITY
                                                         -------------  ------------     ----------    --------------  -----------
BALANCES AT DECEMBER 31, 1995                              7,106,056           $711      $  641,230      ($835,216)      ($193,275)

ACQUISITION OF OHIO RESOURCES RECOVERY PLANT               6,521,074            652       5,999,348                      6,000,000

PRIVATE PLACEMENT OF COMMON STOCK, NET OF
RELATED ISSUANCE COST                                      5,746,894            575       1,605,827                      1,606,402

ISSUANCE OF SHARES TO SECURE BRIDGE FINANCING AND
HELD IN ESCROW SUBJECT TO LOAN AGREEMENTS                  1,600,000            160          - 0 -                             160

NET LOSS FOR THE PERIOD                                                                                  (110,823)        (110,823)
                                                         --------------------------------------------------------------------------
                BALANCES AT DECEMBER 31, 1996             20,974,024         $2,097     $8,246,406      ($946,039)      $7,302,464
ADJUSTMENT TO REFLECT CHANGE IN PAR VALUE                      - 0 -         18,877        (18,877)        - 0 -             - 0 -
                                                         --------------------------------------------------------------------------
      BALANCES AT DECEMBER 31, 1996 AS RESTATED           20,974,024        $20,974     $8,227,529      ($946,039)       7,302,464
                                                         --------------------------------------------------------------------------
UNREALIZED HOLDING LOSS ON INVESTMENTS                                                                                     (68,673)
                                                                                                                    ---------------
                                                                                                                        $7,233,791
                                                                                                                    ---------------

PREFERRED STOCK PRIVATE PLACEMENT PROCEEDS:
     ISSUANCE OF COMMON STOCK UPON CONVERSION              1,925,000          1,925      1,923,075                       1,925,000
     PROCEEDS FROM EXCERCISE OF RELATED WARRANRTS          1,925,000          1,925      1,923,075                       1,925,000

PROCEEDS FROM VARIOUS PRIVATE PLACEMENT
OFFERINGS INCLUDING SHARES ISSUED FOR SERVICES
AND FINANCING COSTS                                        3,980,265          3,980      2,396,814                       2,400,794

PROCEEDS FROM EXERCISE OF WARRANTS                           500,000            500         62,000                          62,500

CANCELLATION AND REISSUANCE OF COMMON SHARES ISSUED
IN 1996 TO SECURE BRIDGE FINANCING AS FOLLOWS:
     CANCELLATION OF ORIGINAL SHARES                      (1,600,000)        (1,600)         - 0 -                          (1,600)
     CONVERSION OF BRIDGE NOTE PAYABLE                        33,000             33         49,967                          50,000
     CONVERSION OF BRIDGE NOTE PAYABLE                       350,000            350        199,650                         200,000
     CONVERSION OF BRIDGE NOTE PAYABLE                       200,000            200         99,800                         100,000
     SHARES ISSUED IN LIEU OF INTEREST                       100,000            100         44,900                          45,000
     SHARES ISSUED IN LIEU OF INTEREST                       100,000            100         28,025                          28,125
     PROCEEDS FROM EXERCISE OF RELATED WARRANTS            1,000,000          1,000        124,000                         125,000

ACQUISTION OF EQUIPMENT                                      571,000            571        707,469                         708,040

NET LOSS FOR THE PERIOD                                                                                  (547,084)        (547,084)
                                                         --------------------------------------------------------------------------
                                                          30,058,289        $30,058    $15,786,304    ($1,493,123)     $14,323,239
                                                         ----------------------------------------------------------
UNREALIZED HOLDING LOSS ON INVESTMENTS                                                                                     (21,173)
                                                                                                                    ---------------
                                                                                                                       $14,302,066
                                                                                                                    ---------------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                       OF THESE FINANCIAL STATEMENTS.

                 FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                                                 12/31/96       12/31/97
                                                                                            --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME (LOSS)                                                                          ($110,823)     ($547,084)
                                                                                            --------------  --------------
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
     DEPRECIATION & AMORTIZATION EXPENSE                                                           19,514        728,044
     INVESTMENT IN MARKETABLE SECURITIES                                                         (199,365)        22,405
     (INCREASE) DECREASE IN TRADE ACCOUNTS RECEIVABLES                                            (29,327)    (1,220,740)
     (INCREASE) DECREASE IN OTHER RECEIVABLES                                                         - 0 -     (334,000)
     (INCREASE) DECREASE IN PURCHASE ORDER FINANCING CONTRACTS                                   (148,872)       191,672
     (INCREASE) IN INVENTORY                                                                      (96,002)    (2,814,218)
     (INCREASE) IN PREPAID EXPENSES                                                                   - 0 -      (45,285)
     (INCREASE) IN DEFERRED TAX ASSET                                                             (52,850)      (407,900)
     INCREASE IN EQUIPMENT PURCHASE CONTRACTS                                                         - 0 -    1,875,000
     INCREASE (DECREASE) IN ACCOUNTS PAYABLE                                                      (45,176)     1,996,129
     INCREASE IN ACCRUED EXPENSES                                                                   3,717        104,089
                                                                                            --------------  --------------
              NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                   (659,184)      (451,887)
                                                                                            --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     PURCHASE OF LAND & LAND HELD FOR DEVELOPMENT                                                (500,000)           - 0 -
     PURCHASE OF BUILDINGS                                                                     (1,000,000)           - 0 -
     PURCHASE OF PLANT EQUIPMENT                                                               (1,992,000)   (10,250,801)
     PURCHASE OF OFFICE FURNITURE & FIXTURES                                                     (100,000)       (15,155)
     ADDITIONS TO OTHER ASSETS                                                                   (152,700)      (951,859)
                                                                                            --------------  --------------
                 NET CASH PROVIDED (USED) BY INVESTING  ACTIVITIES                             (3,744,700)   (11,217,815)
                                                                                            --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     PROCEEDS FROM SALE OF STOCK                                                                1,606,402      6,438,294
     PROCEEDS (PAYMENTS) ON SHORT-TERM BORROWINGS                                               2,950,000     (2,878,000)
     PROCEEDS FROM CONVERTIBLE DEBENTURES                                                             - 0 -    8,000,000
     PROCEEDS FROM GORDON BROTHERS FINANCINGS                                                     198,161      6,780,489
     PAYMENTS ON LONG-TERM DEBT                                                                  (160,000)           - 0 -
                                                                                            --------------  --------------
                 NET CASH PROVIDED (USED) BY FINANCING  ACTIVITIES                              4,594,563     18,340,783
                                                                                            --------------  --------------
                 NET INCOME INCREASE (DECREASE) IN CASH                                          $190,679      6,671,081
                                                                                            --------------  --------------
CASH AT BEGINNING OF PERIOD                                                                       $33,860       $224,539
                                                                                            --------------  --------------
CASH AT END OF PERIOD                                                                            $224,539     $6,895,619
                                                                                            --------------  --------------
                                                 SUPPLEMENTAL DISCLOSURES
INTEREST PAID, EXCLUDING PURCHASE ORDER CONTRACT FINANCING                                        $32,730       $368,832
ISSUANCE OF COMMON STOCK FOR:
     EQUIPMENT                                                                                        - 0 -      708,040
     CONVERSION OF NOTES PAYABLE                                                                      - 0 -      350,000
     INTEREST EXPENSE                                                                                 - 0 -       28,125
ACQUISITION OF OHIO RESOURCES RECOVERY PLANT, HEATH, OHIO FOR
COMMON STOCK AND ALLOCATED AS FOLLOWS:
     LAND & LAND HELD FOR DEVELOPMENT                                                             250,000            - 0 -
     BUILDINGS                                                                                  1,000,000            - 0 -
     PLANT EQUIPMENT                                                                            4,650,000            - 0 -
     OFFICE FURNITURE & FIXTURES                                                                  100,000            - 0 -
                                                                                            --------------  --------------
                                                                                                6,000,000            - 0 -
                                                                                            --------------  --------------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                       OF THESE FINANCIAL STATEMENTS.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     The Company did not engage an independent accountant until during fiscal year 1997, when it engaged Harmon & Company, CPA, Inc., Columbus, Ohio, generally, and in particular for purposes of preparing the Financial Statements included with this Registration Statement. The Company has had no material disagreements with its accountants.

PART III


ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     MARK FIXLER, 42, is the Company's Chief Executive Officer and President and the Chairman of its Board of Directors. Prior to founding Fix-Corp International, Inc., Mr. Fixler served as President of several retail businesses chiefly engaged in the jewelry business. He was President of Richard's Jewelers, Inc. from November, 1989 until October, 1994. From October, 1994 to October, 1995 Mr. Fixler was President of Fix-Corp International, Inc., an Ohio corporation and a predecessor of the Company. He is currently President of the Village Counsel of his home community, Mayfield Village, Ohio. See PART I, ITEM 6, EXECUTIVE COMPENSATION.

     GARY M. DELAURENTIIS, 53, is the President of Fixcor and a Vice President of the Company. Mr. DeLaurentiis joined the Company after it acquired the Facility. Mr. DeLaurentiis has 21 years of management experience and 10 years of experience in the plastic resin industry. Prior to joining the Company, he operated his own consulting firm, GMD & Associates, from June, 1995 to December, 1996. Prior to being a consultant, from 1991 to June, 1995, Mr. DeLaurentiis developed another start-up company in the plastic resin field, ANEW Corporation, which was subsequently sold. Mr. DeLaurentiis also negotiated with the Chinese government to develop a plastic recycling plant as part of a pilot project in a Free Trade Zone of Southern China. This occurred when he was employed by RPX Resins, Inc., another firm which he founded and managed from 1987 to 1992.

     ANDREW I. PRESS, 49, has recently been appointed as Chief Financial Officer of the Company. Mr. Press is a certified public accountant, and for the past ten years has been affiliated with Bick-Fredman & Co. CPA's. He also has served as officer and director of a Ohio-based venture capital company. He is a member of the American Institute of C.P.A.'s ("AICPA") and the Ohio Society of C.P.A.'s ("OSCPA") and serves on AICPA's Small Business Taxation Committee and OSCPA's State Taxation Committee. In addition to being a public speaker in the areas of financial and tax planing, Mr. Press is presently a member of the Board of Trustees and Treasurer for the Multiple Sclerosis Society of N.E. Ohio.


BOARD OF DIRECTORS

     The Board of Directors is composed of six individuals, Mr. Fixler, Mr. DeLaurentiis, Mr. Press, Michael DiSanto, Mr. Noll and Lawrence C. Schmelzer. A brief biography of Messrs. DiSanto, Noll and Schmelzer follows. Messrs. Press, DiSanto and Noll are serving their first term, having been elected at the annual meeting of the Company's stockholders on April 22, 1998. Messrs. Fixler, DeLaurentiis and Schmelzer were re-elected at that meeting. Each of the directors is serving a one-year term expiring at the annual meeting of the Company's stockholders in 1999.

     MICHAEL DISANTO, 52, is owner and President of DiSanto Enterprises Inc., a land development company established in 1994. From 1978 to 1994, Mr. DiSanto was president of Transco Construction Co. Inc., a building and development company which specialized in custom home construction and developing communities. Mr. DiSanto received a Bachelor of Business Administration from Ohio University in 1969. He is a member of the Builder Industry

Association of Cleveland and sits on the Committee for Land Developers. Mr. DiSanto has also applied his business expertise to the ownership of several restaurants in the Cleveland and Atlanta areas.

     S. DARWIN NOLL, 77, is Chairman and Chief Executive Officer of Cardinal American Corporation, with which he has been affiliated for over 50 years. During his work career, he served in executive capacities at 17 manufacturing plants world wide. He has also served on the boards of Vocational Guidance Services, Youth Opportunities Unlimited at the Cleveland Health Museum, The Achievement Center for Children, St. Vincent Charity Hospital, The Jewish Community Federation and the Cleveland 500 Foundation. Mr. Noll was recently appointed to the Board of the Palm Beach Fellowship of Christians & Jews, Inc. In May 1994, Mr. Noll was granted an Honorary Doctor of Laws Degree from John Carroll University.


     LAWRENCE C. SCHMELZER, 61, is the retired Chairman of 1st Cleveland Securities, Inc., a full service brokerage firm in Cleveland, Ohio, and held that position from 1991 to 1998. He is a graduate of the Wharton School of Finance and he has also studied at the New York Institute of Finance, the London School of Economics and New York University. Mr. Schmelzer has been active in the securities industry since 1959, with experience in venture capital funding, portfolio management, mergers and acquisitions. Through family partnership, he is also active in commercial real estate investment and management.

     None of the directors currently receives compensation from the Company for his service in such capacity. Directors are reimbursed for their reasonable out-of-pocket expenses in connection with attending meetings of the Board.


     The Board of Directors currently does not have any committees comprised of members thereof. Following the Annual Meeting, it is expected that the Board of Directors will create three standing committees, an Executive Committee, a Compensation Committee and an Audit Committee.

     EXECUTIVE COMMITTEE. The Executive Committee will exercise all the power and authority of the Board of Directors in the management and affairs of the Company between meetings of the Board of Directors, to the extent permitted by law.

     COMPENSATION COMMITTEE. The Compensation Committee will make recommendations to the Board of Directors concerning compensation, including incentive arrangements, of the Company's officers and key employees and others.

     AUDIT COMMITTEE. The Audit Committee will (i) review the accounting and financial reporting practices of the Company and the adequacy of its system of internal controls, (ii) review the scope and results of any outside audit of the Company and the fees therefor, and (iii) make recommendations to the Board of Directors or management concerning auditing and accounting matters and the selection of outside auditors.

SIGNIFICANT EMPLOYEES

     The only person who is not an executive officer but who is expected by the Company to make a significant contribution to the business of the Company is Mr. Aisenberg. He is party to a five year employment contract with the Company dated March 5, 1998, pursuant to which Mr. Aisenberg serves as Vice president of Development of the Company and President of Poly Style. Mr. Aisenberg has been a Director of Nitro since 1995 and has been President of UV since 1987. In these capacities, he has extensive experience in the fields of engineering and plastics.

DEPENDENCE ON MANAGEMENT

     The Company's success is principally dependent on its current management personnel for the operation of its business. In particular, Mr. Fixler, its President and Chief Executive Officer and Chairman of its Board of Directors, has played a significant role in the development and management of the Company. There is no assurance that additional managerial assistance will not be required. The Company has entered into an employment agreement with each of Mr. Fixler and Mr. DeLaurentiis. If the Company should lose the services of either Mr. Fixler or Mr. DeLaurentiis, the Company may be significantly affected.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     None of Messrs. Fixler, Press, DeLaurentiis, DiSanto, Noll or Schmelzer were required to file reports required by section 16(a) of the Exchange Act during fiscal year 1997 or prior years. The Company expects to include information as to filings required in 1998 in material filed with respect to years subsequent to fiscal year 1997.

ITEM 10.  EXECUTIVE COMPENSATION

     Mr. Fixler is party to a three year employment contract with the Company dated January 1, 1997. Under this agreement, the Company pays him a salary of $200,000 during the first year, $250,000 during the second year and $300,000 during the final year. In addition, Mr. Fixler receives a car allowance and reasonable car phone expenses, plus other benefits customarily given to executive officers. Under this agreement, Mr. Fixler was also granted an option to purchase 4,000,000 shares of common stock of the Company at a fixed price of $.50 per share. This option was exercisable at any time during the employment period. Finally, in the event of a consolidation or purchase of assets to another company or termination of employment for any other reason, Mr. Fixler is entitled to a $2,000,000 severance benefit. Prior to 1997, Mr. Fixler was not subject to a written employment agreement with the Company. He was paid a salary of $119,000 in 1996 and $64,000 in 1995. In April, 1998, Mr. Fixler
surrendered, relinquished and waived any and all rights to the option to purchase 4,000,000 shares of common stock of the Company under his employment agreement, and the Board of Directors of the Company accepted that surrender, and cancelled that option.

     Mr. DeLaurentiis is party to a five year employment contract with the Company dated January 1, 1997. Under this agreement, the Company pays him a salary of $125,000 per year. He is also eligible for annual bonuses subject to the approval of the Board of Directors of the

Company. In addition, Mr. DeLaurentiis receives a car allowance and other benefits customarily given to executive officers. He is President of Fixcor and Vice President of the Company. He was not employed by the Company or Fixcor during fiscal year 1996.

     Mr. Aisenberg is party to a five year employment contract with the Company dated March 5, 1998, pursuant to which Mr. Aisenberg serves as Vice President of Development of the Company and President of Poly Style, at an annual salary of $150,000. Under that agreement, Mr. Aisenberg was granted an option to purchase 200,000 shares of common stock of the Company at a price of $3.05 per share, exercisable at any time during the employment period. Mr. Aisenberg is also entitled to expense reimbursement and other benefits customarily given to executive officers, and to a $150,000 severance benefit if the employment agreement is terminated prematurely.

     The Company currently has no stock appreciation rights, long-term incentive, stock option plans or similar benefit plans for its executives or other employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's principal stockholders, defined as parties that own five percent or more of the common stock, as of May 29, 1998.


COMMON STOCK

                                   Amount and Name and Address   Amount and Nature of
Beneficial Owner                   of Beneficial Owner           Percent of Class
Mark Fixler                        4,677,725                     15.54%

3637 South Green Road
Suite 201
Beachwood, Ohio 44122

Gordon Brothers Capital, LLC*      2,390,300*                    8.0%*
126 East 56th Street
New York, New York 10022
--------------------------------------------------------------------------------


*As a member of a group consisting of Gordon Brothers Capital, LLC and affiliated individuals. Information based solely on Schedule 13G filed on May 11, 1998, SEC File Number 005-53999.

     The following table sets forth information with respect to the beneficial ownership of the Common Stock by the Directors of the Company and the Directors and officers of the Company as a group.

COMMON STOCK


                                   Amount and Name and Address        Amount and Nature of
Beneficial Owner                   of Beneficial Owner                Percent of Class
Mark Fixler                        4,677,725                          15.54%
3637 South Green Road
Suite 201
Beachwood, Ohio 44122

All Directors and Officers
as a Group                         6,566,725*                         21.67%*

--------------------------------------------------------------------------------


* Includes 200,000 shares which are subject to options granted by the Company to Mr. Aisenberg, which are exercisable during the term of his current employment agreement with the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During 1996, the Company loaned $26,000 to Fix-Sports, Inc., a company partially owned by Mr. Fixler. This note bears interest at 10% per year and is collateralized by 52,000 shares of the Company's Common Stock. Otherwise, no director, officer, promoter or control person is, or has been, in debt to the Company. Mr. Fixler has guaranteed certain bridge and permanent financing of the Company.

     Upon consummation of the purchase of the Facility and prior to the securing of permanent financing, the Company entered into a formal Acquisition Agreement (the "Acquisition Agreement") under which the Company conveyed the Facility to Fixcor in connection with its original subscription to all of the shares of common stock of Fixcor. Mr. Fixler was also a party to this Acquisition Agreement. Before the Company acquired the Facility under the Quantum Agreement, he had a non-written option to purchase the Facility. He waived his option to purchase and this waiver allowed the Company to make the acquisition. In addition, he personally guaranteed the bridge financing for the purchase of the Facility, and the Company issued to him 5,000,000 shares of Common Stock (valued at $6,000,000 or $1.20 per share), all of which were restricted shares. Mr. Fixler also has guaranteed up to $1,000,000 of the July, 1997 financing from Gordon Brothers Capital Corporation.

     In April, 1998 the Company entered into a lease with B-K-N Corporation, an Ohio corporation, in which Mr. Noll, a Director of the Company, holds a controlling interest, for the Florida Plant. The lease commenced April 17, 1998, is for a term of 10 years with a monthly rent payment of $24,375 and includes an option to purchase during the first five years of the term. The security deposit was made in the form of a demand note for $48,750. The Company believes that the terms of that lease are at least as favorable to the Company as the terms that would be agreed to by an unrelated party for comparable property.

     Gordon Brothers Capital, LLC, reported to be part of a group holding more than five percent of the outstanding shares of Common Stock, has entered into various lending and related relationships with the Company. Gordon Brothers Capital, LLC has loaned funds or provided credit facilities to the Company. In April, 1997, Gordon Brothers Capital, LLC's predecessor, Gordon Brothers Capital Corporation provided bridge financing in connection with the acquisition of the Facility in the amount of $2,500,000. In July, 1997, Gordon Brothers Capital Corporation provided a $3,500,000 secured line of credit, intended to finance the acquisition of equipment for use in the operations of Pallet Technology. In addition, all financing from NationsCredit Commercial Corporation (originally incurred by in May, 1997) was refinanced through Gordon Brothers Capital, LLC in December, 1997. This resulted in the Company, Fixcor and Pallet Technology being the borrowers on a revolving credit facility in the principal amount of $7,000,000, $3,500,000 of which principal matures in October, 1998. In December, 1996 and July, 1997 in connection with debt financings from Gordon Brothers Capital Corporation, the Company granted to Gordon Brothers Capital Corporation warrants for the purchase of an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.125 per share, which warrants were exercised in November, 1997. Certain "piggyback" and other registration rights with respect to the warrant shares were also granted to Gordon Brothers Capital Corporation. During 1997, Gordon Brother Capital Corporation exercised rights to convert $350,000 of the bridge notes, including certain interest accruals, into, and the Company issued, a total of 783,000 shares of Common Stock. Finally, during the first quarter of 1998, the Company borrowed an additional $2.0 million on its facility with Gordon Brothers Capital, LLC. See PART I, ITEM 1, DESCRIPTION OF BUSINESS, --ACQUISITION OF THE FACILITY, --PALLET TECHNOLOGY; PART II, ITEM 5, MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, --RECENT SALES OF UNREGISTERED SECURITIES; PART II,
ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION, --PHASE 2, --PHASE 3, --RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 AS COMPARED TO THE QUARTER ENDED MARCH 31, 1998.

     In February, 1998, the Company entered into the UV Agreement UV and Messrs. Aisenberg and Weinstein, jointly and severally as guarantors of UV's obligations. Mr. Aisenberg is President of Poly Style and Vice President of Development of the Company. Mr. Aisenberg continues to be the President of UV, and a director of Nitro. Nitro owns the proprietary injection molding process licensed to and used by Pallet Technology in manufacturing pallets. In February, 1998, Nitro, Mr. Aisenberg and Pallet Technology entered into the First Amended Licensing and Marketing Agreement under which the royalty rate of $2.50 per pallet sold under Pallet Technology's original agreement with Nitro is reduced to $0.50 during the first five years and $0.25 during the next five years. See PART I, ITEM 1, DESCRIPTION OF BUSINESS--RECENT DEVELOPMENTS.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K



     (a) Index of Exhibits

   Exhibit                                             Names of                Date of
     No.           Name of Document               Parties to Document         Document


    2.1 (1)  Acquisition Agreement         Fix-Corp, Inc. and Lifechoice,     10/95
                                           Inc.

    2.2 (1)  Purchase and Sale Agreement   Quantum Chemical Corporation and   08/14/96
                                           Fix-Corp International, Inc.

    2.3 (1)  Amendment No. 1 to Purchase   Quantum Chemical Corporation and   10/29/96
             and Sale Agreement            Fix-Corp International, Inc.

    2.4 (1)  Acquisition Agreement         Fix-Corp International, Inc.,      04/16/97
                                           Fixcor Industries, Inc. and Mark
                                           Fixler

    3.1 (1)  Amended and Restated          Fix-Corp International, Inc.       05/27/97
             Articles of Incorporation

    3.2 (1)  Bylaws                        Fix-Corp International, Inc.       11/14/95

     3.3(1)  Original Certificate of       Fix-Corp International, Inc.       10/24/95
             Incorporation of the Company

   10.1 (1)  Employment Contract           Fix-Corp International, Inc. and   01/01/97
                                           Mark Fixler

   10.2 (1)  Employment Agreement          Fix-Corp International, Inc. and   01/01/97
                                           Gary DeLaurentiis

   10.3 (1)  Loan and Security Agreement   NationsCredit Commercial           05/14/97
                                           Corporation through its
                                           NationsCredit Commercial Funding
                                           Division, Lender and Fixcor
                                           Industries, Inc., Borrower

   10.4 (1)  Guaranty                      NationsCredit Commercial           05/14/97
                                           Corporation through its
                                           NationsCredit Commercial Funding
                                           Division, Lender and Fixcor
                                           Industries, Inc., Borrower, and
                                           Mark Fixler, Guarantor

   10.5 (1)  First Amendment to Loan and   NationsCredit Commercial           07/16/97
             Security Agreement            Corporation through its
                                           NationsCredit Commercial Funding
                                           Division, Lender and Fixcor
                                           Industries, Inc., Borrower


   10.6 (1)  Term Note                     Palletech Inc., Fixcor             07/09/97
                                           Industries, Inc. and Fix-Corp
                                           International, Inc., Borrowers
                                           and Gordon Brothers Capital
                                           Corporation, Lender

   10.7 (1)  Loan and Security Agreement   Palletech Inc., Fixcor             07/09/97
                                           Industries, Inc. and Fix-Corp
                                           International, Inc., Borrowers
                                           and Gordon Brothers Capital
                                           Corporation, Lender

   10.8 (1)  Purchase Warrant and          Fix-Corp International, Inc. and   07/09/97
             Agreement                     Gordon Brothers Capital
                                           Corporation

   10.9 (1)  Intercreditor Agreement       Gordon Brothers Capital            07/09/97
                                           Corporation and NationsCredit
                                           Commercial Corporation, through
                                           its NationsCredit Commercial
                                           Funding Division

  10.10 (1)  License and Marketing         Nitro Plastics Technologies of     07/07/97
             Agreement                     Israel and Palletech Inc.

  10.11 (1)  Patent License Agreement      Fixcor Industries, Inc. and        09/25/97
                                           AlliedSignal, Inc.

  10.12 (1)  Convertible Debenture         Fix-Corp International, Inc., JNC  10/24/97
             Purchase Agreement            Opportunity Fund Ltd. and
                                           Diversified Strategies Fund, L.P.

  10.13 (2)  6% Convertible Debenture Due  Fix-Corp International, Inc. and   10/24/97
             October 24, 2000              Holder

  10.14 (2)  Registration Rights           Fix-Corp International, Inc., JNC  10/24/97
             Agreement                     Opportunity fund Ltd., and
                                           Diversified Strategies Fund, L.P.

  10.15 (2)  Escrow Agreement              Fix-Corp International, Inc., JNC  10/24/97
                                           Opportunity Fund Ltd.,
                                           Diversified Strategies Fund, L.P.
                                           and Robinson Silverman Pearce
                                           Aronsohn & Berman LLP


  10.16 (2)  Warrant                       Fix-Corp International, Inc. and   10/24/97
                                           Holder

  10.17 (1)  Loan and Security Agreement   Gordon Brothers Capital            12/16/96
                                           Corporation and, Fix-Corp
                                           International, Inc.

  10.18 (2)  Amended and Restated          Fix-Corp International, Inc., JNC  11/25/97
             Convertible Debenture         Opportunity Fund Ltd. and
             Purchase Agreement            Diversified Strategies Fund, L.P.

  10.19 (2)  Amended and Restated          Fix-Corp International, Inc., JNC  11/25/97
             Registration Rights           Opportunity Fund Ltd. and
             Agreement                     Diversified Strategies Fund, L.P.

  10.20 (2)  Escrow Agreement              Fix-Corp International, Inc., JNC  11/25/97
                                           Opportunity Fund Ltd.,
                                           Diversified Strategies Fund, L.P.
                                           and Robinson, Silverman, Pearce,
                                           Aronsohn & Berman LLP

  10.21 (1)  Convertible Debenture         Fix-Corp International, Inc., JNC  1/22/98
             Purchase Agreement            Opportunity Fund Ltd. and
                                           Diversified Strategies Fund, L.P.

  10.22 (1)  $2,000,000 4% Convertible     Fix-Corp International, Inc. and   1/22/98
             Debenture Due January 22,     JNC Opportunity Fund Ltd.
             2001

  10.23 (1)  $500,000 4% Convertible       Fix-Corp International, Inc. and   1/22/98
             Debenture Due January 22,     Diversified Strategies Fund, L.P.
             2001

  10.24 (1)  Registration Rights           Fix-Corp International, Inc., JNC  1/22/98
             Agreement                     Opportunity Fund Ltd. and
                                           Diversified Strategies Fund, L.P.

  10.25 (1)  Warrant                       Fix-Corp International, Inc. and   1/22/98
                                           JNC Opportunity Fund Ltd.

  10.26 (1)  Warrant                       Fix-Corp International, Inc. and   1/22/98
                                           Diversified Strategies Fund, L.P.



  10.27 (1)  Escrow Agreement              Fix-Corp International, Inc., JNC  1/22/98
                                           Opportunity Fund Ltd.,
                                           Diversified Strategies Fund, L.P.
                                           and Robinson, Silverman, Pearce,
                                           Aronsohn & Berman LLP

  10.28 (1)  Agreement for Sale of         Universal Vinyl Corp., Yoram       2/3/98
             Business Assets               Aisenberg, Avraham Weinstein and
                                           Fix-Corp International, Inc.

  10.29 (1)  First Amended Licensing and   Nitro Plastics Technologies of     2/98
             Marketing Agreement           Israel, Yoram Aisenberg and
                                           Pallet Technology, Inc.

  10.30 (3)  Employment Contract           Yoram Aisenberg and Fix-Corp       3/5/98
                                           International, Inc.

  10.31 (3)  Convertible Debenture         Fix-Corp International, Inc. and   3/11/98
             Purchase Agreement            JNC Strategic Fund Ltd.

  10.32 (3)  4% Convertible Debenture Due  Fix-Corp International, Inc. and   3/11/98
             March 11, 2001                JNC Strategic Fund Ltd.

  10.33 (3)  Registration Rights           Fix-Corp International, Inc. and   3/11/98
             Agreement                     JNC Strategic Fund Ltd.

  10.34 (3)  Warrant                       Fix-Corp International, Inc. and   3/11/98
                                           JNC Strategic Fund Ltd.

  10.35 (3)  Escrow Agreement              Fix-Corp International, Inc., JNC  3/11/98
                                           Strategic Fund Ltd., and
                                           Robinson, Silverman, Pearce,
                                           Aronsohn & Berman LLP

  10.36 (3)  Convertible Debenture         Fix-Corp International, Inc. and   4/8/98
             Purchase Agreement            JNC Strategic Fund Ltd.

  10.37 (3)  4% Convertible Debenture Due  Fix-Corp International, Inc. and   4/8/98
             April 8, 2001                 JNC Strategic Fund Ltd.

  10.38 (3)  Registration Rights           Fix-Corp International, Inc. and   4/8/98
             Agreement                     JNC Strategic Fund Ltd.

  10.39 (3)  Warrant                       Fix-Corp International, Inc. and   4/8/98
                                           JNC Strategic Fund Ltd.


  10.40 (3)  Escrow Agreement              Fix-Corp International, Inc., JNC  4/8/98
                                           Strategic Fund Ltd., and
                                           Robinson, Silverman, Pearce,
                                           Aronsohn & Berman LLP

  10.41 (3)  Standard Industrial Lease     B-K-N Corporation and Fix-Corp     4/17/98
                                           International, Inc.

  27 (3)     Financial Data Schedule




(1) Filed with the Registration Statement on Form 10-SB, as amended on Form 10-SB/A by the Company on November 17, 1997, on December 22, 1997, and on March 2, 1998, each with SEC File No. 000-23369, and effective by lapse of time on January 12, 1998.

(2) Filed with the Registration Statement on Form SB-2 filed by the Company on January 20, 1998, SEC File No. 333-44551.

(3)  Filed herewith.  The exhibits filed with this report begin on page

     (b)  Reports on Form 8-K.

     No reports on Form 8-K during were filed during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIX-CORP INTERNATIONAL, INC.


By /s/ Mark Fixler                                    June 3, 1998
   -------------------------------------------    ----------
   Mark Fixler,
   Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Mark Fixler                                       June 3, 1998
----------------------------------------------    ----------
Mark Fixler, Chief Executive Officer,
President and Director

/s/ Andrew I. Press                                   June 1, 1998
----------------------------------------------    ----------
Andrew I. Press, Chief Financial Officer
and Director

                                                            , 1998
----------------------------------------------    ----------
Gary M. DeLaurentiis,
Executive Vice President and Director

/s/ Michael DiSanto                                   June 2, 1998
----------------------------------------------    ----------
Michael DiSanto, Director

                                                            , 1998
----------------------------------------------    ----------
S. Darwin Noll, Director

/s/ Lawrence C. Schmelzer                             June 3, 1998
----------------------------------------------    ----------
Lawrence C. Schmelzer, Director

                                         -------------------------------------
                                             FIX-CORP INTERNATIONAL, INC.
                                                  AND SUBSIDIARIES

                                           CONSOLIDATED FINANCIAL STATEMENTS
                                                          &
                                             INDEPENDENT AUDITOR'S REPORT

                                               DECEMBER 31, 1996 & 1997
                                         -------------------------------------






                        ----------------------------------
                             HARMON & COMPANY, CPA, INC.
                                   COLUMBUS, OHIO
                        ----------------------------------

                                                    ----------------------------
                                                     FIX-CORP INTERNAIONAL, INC.
                                                           AND SUBSIDIARIES
                                                    ----------------------------

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
INDEPENDENT AUDITORS' REPORT.............................................  2
CONSOLIDATED BALANCE SHEETS .............................................  3
CONSOLIDATED STATEMENTS OF OPERATIONS ...................................  4
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY ...............  5
CONSOLIDATED STATEMENTS OF CASH FLOWS ...................................  6
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS...........................  7

                                                                    [LETTERHEAD]
[LOGO]
                             INDEPENDENT AUDITOR'S REPORT


TO THE BOARD OF DIRECTORS OF
FIX-CORP INTERNATIONAL, INC.

     WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES AS OF DECEMBER 31, 1997 AND 1996 AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS, CASH FLOW, AND STOCKHOLDERS' EQUITY FOR THE YEARS THEN ENDED. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE MANAGEMENT OF FIX-CORP INTERNATIONAL, INC.. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDIT.

     WE HAVE CONDUCTED OUR AUDIT IN ACCORDANCE WITH GENERALLY ACCEPTED AUDITING STANDARDS. THOSE STANDARDS REQUIRE THAT WE PLAN AND PERFORM THE AUDIT TO OBTAIN REASONABLE ASSURANCE ABOUT WHETHER THE STATEMENTS ARE FREE OF MATERIAL MISSTATEMENTS. AN AUDIT INCLUDES EXAMINING, ON A TEST BASIS, EVIDENCE SUPPORTING THE AMOUNTS AND DISCLOSURES IN THE FINANCIAL STATEMENTS. AN AUDIT ALSO INCLUDES ASSESSING THE ACCOUNTING PRINCIPLES USED AND SIGNIFICANT ESTIMATES MADE BY MANAGEMENT, AS WELL AS EVALUATING THE OVERALL FINANCIAL STATEMENT PRESENTATION. WE BELIEVE THAT OUR AUDIT PROVIDES A REASONABLE BASIS FOR OUR OPINION.

     IN OUR OPINION, THE 1996 AND 1997 FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES AS OF DECEMBER 31, 1997 AND 1996 AND THE RESULTS OF ITS OPERATIONS AND ITS CASH FLOWS FOR THE YEARS THEN ENDED IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.


/s/ Harmon & Company, CPA, Inc.
-------------------------------------
HARMON & COMPANY, CPA, INC.

MARCH 26, 1998

                      FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 1996 AND 1997

                                                                                               12/31/96        12/31/97
                                                                                             -----------     -----------
                                                              ASSETS
CURRENT ASSETS
     CASH AND CASH EQUIVALENTS                                                                 $224,539       $6,895,619
     INVESTMENT IN MARKETABLE SECURITIES                                                        130,692          108,287
     TRADE ACCOUNTS RECEIVABLE, NET                                                              88,763        1,309,503
     OTHER RECEIVABLES                                                                              - 0 -        334,000
     PURCHASE ORDER FINANCING CONTRACTS                                                         221,672           30,000
     INVENTORY                                                                                   96,002        2,910,220
     PREPAID EXPENSES                                                                               - 0 -         45,285
                                                                                             -----------      -----------
                      TOTAL CURRENT ASSETS                                                      761,668       11,632,914
                                                                                             -----------      -----------
PROPERTY, PLANT & EQUIPMENT
     LAND & LAND HELD FOR DEVELOPMENT                                                           750,000          750,000
     BUILDINGS                                                                                2,000,000        2,000,000
     PLANT EQUIPMENT                                                                          6,642,000       17,600,841
     OFFICE FURNITURE & FIXTURES                                                                122,500          137,655
                                                                                             -----------      -----------
                                                                                              9,514,500       20,488,496
     LESS ACCUMULATED DEPRECIATION AND AMORTIZATION                                              (6,428)        (680,310)
                                                                                             -----------      -----------
                          TOTAL PROPERTY, PLANT & EQUIPMENT                                   9,508,072       19,808,186
                                                                                             -----------      -----------
DEFERRED INCOME TAXES                                                                           412,150          820,050
                                                                                             -----------      -----------
OTHER ASSETS & DEFERRED CHARGES                                                                 212,226        1,228,948
                                                                                             -----------      -----------
                                      TOTAL ASSETS                                          $10,894,116      $33,490,098
                                                                                             -----------      -----------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     SHORT-TERM BORROWINGS                                                                   $3,548,000         $320,000
     EQUIPMENT PURCHASE CONTRACTS                                                                   - 0 -      1,875,000
     ACCOUNTS PAYABLE                                                                            68,008        2,064,137
     ACCRUED EXPENSES                                                                            44,317          148,406
     CURRENT PORTION OF LONG-TERM DEBT                                                              - 0 -      3,500,000
                                                                                             -----------      -----------
                              TOTAL CURRENT LIABILITIES                                       3,660,325        7,907,543
                                                                                             -----------      -----------
LONG-TERM DEBT
     4% CONVERTIBLE DEBENTURES                                                                      - 0 -      8,000,000
     $7,000,000 REVOLVING TERM NOTE                                                                 - 0 -      6,780,489
                                                                                             -----------      -----------
                                                                                                    - 0 -     14,780,489
     LESS CURRENT PORTION OF LONG-TERM DEBT                                                         - 0 -     (3,500,000)
                                                                                             -----------      -----------
     TOTAL LONG-TERM DEBT                                                                           - 0 -     11,280,489
                                                                                             -----------      -----------
STOCKHOLDERS' EQUITY
     PREFERRED STOCK, $.001 PAR VALUE, 2,000,000 SHARES AUTHORIZED, -0-                             - 0 -            - 0 -
     SHARES ISSUED AND OUTSTANDING
     COMMON STOCK, $.0001 PAR VALUE IN 1996 AND $.001 IN 1997, 100,000,000 SHARES
     AUTHORIZED, 20,974,024 AND 30,058,289 ISSUED AND OUTSTANDING IN 1996 AND 1997               20,974           30,058
     ADDITIONAL PAID IN CAPITAL                                                               8,227,529       15,786,304
     UNREALIZED HOLDING LOSS ON INVESTMENTS                                                     (68,673)         (21,173)
     RETAINED EARNINGS (DEFICIT)                                                               (946,039)      (1,493,123)
                                                                                           -------------    -------------
                                      TOTAL STOCKHOLDERS' EQUITY                              7,233,791       14,302,066
                                                                                           -------------    -------------
                              TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $10,894,116      $33,490,098
                                                                                           -------------    -------------

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                         OF THESE FINANCIAL STATEMENTS.

                FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                                                     12/31/96       12/31/97
                                                                                   -----------    ------------
REVENUE
     SALES, NET                                                                       $232,824     $8,020,304
     FEES ON PURCHASE ORDER CONTRACT FINANCING                                         408,337        191,795
     COMMISSION & SHARED FINANCE FEES                                                  102,442        157,711
                                                                                   -----------    ------------
        TOTAL REVENUE                                                                  743,603      8,369,810
                                                                                   -----------    ------------

COST OF SALES AND CONTRACT FINANCING OPERATIONS
     COST OF SALES & PLANT OPERATING COSTS                                             126,153      6,907,858
     CONSULTING FEES & SHARED COMMISSIONS                                               42,939         37,181
     INTEREST EXPENSE, CONTRACT FINANCING                                              250,822        156,100
     DEFERRED PREOPERATING PLANT STARTUP COSTS, NET OF AMORTIZATION                    (36,750)      (108,310)
                                                                                   -----------    ------------
                    COST OF SALES AND CONTRACT FINANCING OPERATIONS                    419,914      6,992,829
                                                                                   -----------    ------------
                                       GROSS PROFIT                                    323,689      1,376,981
                                                                                   -----------    ------------
OPERATING EXPENSES
     ADMINISTRATIVE SALARIES, WAGES AND RELATED COSTS                                  277,317        436,372
     DEPRECIATION & AMORTIZATION                                                        19,514        728,044
     LEGAL & PROFESSIONAL, INCLUDING CONSULTING FEES                                    98,513        309,452
     OTHER GENERAL & ADMINISTRATIVE                                                     96,039        571,898
                                                                                   -----------    ------------
                                      TOTAL EXPENSES                                   491,383      2,045,767
                                                                                   -----------    ------------
                                   OPERATING INCOME (LOSS)                            (167,694)      (668,786)
                                                                                   -----------    ------------

OTHER INCOME (EXPENSE)
     INTEREST INCOME                                                                       - 0 -       85,498
     INTEREST EXPENSE AND FINANCING COSTS, OTHER                                       (32,730)      (340,707)
     OTHER EXPENSE                                                                         - 0 -      (30,989)
                                                                                   -----------    ------------
                                                                                       (32,730)      (286,198)
                                                                                   -----------    ------------
                               NET (LOSS) BEFORE INCOME TAXES                         (200,423)      (954,984)
                                                                                   -----------    ------------
LESS PROVISION FOR DEFERRED INCOME TAXES
     FEDERAL                                                                           (43,000)      (332,000)
     STATE                                                                              (9,850)       (75,900)
                                                                                   -----------    ------------
                               TOTAL DEFERRED INCOME TAXES                             (52,850)      (407,900)
                                                                                   -----------    ------------
                                       NET LOSS                                      ($147,573)     ($547,084)
                                                                                   -----------    ------------
NET LOSS PER COMMON SHARE
     PRIMARY                                                                            (0.011)        (0.021)
                                                                                   -----------    ------------
     FULLY DILUTED                                                                      (0.008)        (0.018)
                                                                                   -----------    ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
     PRIMARY                                                                        14,040,040     26,139,451
                                                                                   -----------    ------------
     FULLY DILUTED                                                                  18,040,040     30,139,451
                                                                                   -----------    ------------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                       OF THESE FINANCIAL STATEMENTS.

                 FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997


                                                                  COMMON STOCK            ADDITIONAL     RETAINED          TOTAL
                                                         ---------------------------       PAID-IN       EARNINGS      STOCKHOLDERS'
                                                              SHARES         AMOUNT        CAPITAL       (DEFICIT)        EQUITY
                                                         -------------  ------------     ----------    --------------  -----------
BALANCES AT DECEMBER 31, 1995                              7,106,056           $711      $  641,230      ($835,216)      ($193,275)

ACQUISITION OF OHIO RESOURCES RECOVERY PLANT               6,521,074            652       5,999,348                      6,000,000

PRIVATE PLACEMENT OF COMMON STOCK, NET OF
RELATED ISSUANCE COST                                      5,746,894            575       1,605,827                      1,606,402

ISSUANCE OF SHARES TO SECURE BRIDGE FINANCING AND
HELD IN ESCROW SUBJECT TO LOAN AGREEMENTS                  1,600,000            160          - 0 -                             160

NET LOSS FOR THE PERIOD                                                                                  (110,823)        (110,823)
                                                         --------------------------------------------------------------------------
                BALANCES AT DECEMBER 31, 1996             20,974,024         $2,097     $8,246,406      ($946,039)      $7,302,464
ADJUSTMENT TO REFLECT CHANGE IN PAR VALUE                      - 0 -         18,877        (18,877)        - 0 -             - 0 -
                                                         --------------------------------------------------------------------------
      BALANCES AT DECEMBER 31, 1996 AS RESTATED           20,974,024        $20,974     $8,227,529      ($946,039)       7,302,464
                                                         --------------------------------------------------------------------------
UNREALIZED HOLDING LOSS ON INVESTMENTS                                                                                     (68,673)
                                                                                                                    ---------------
                                                                                                                        $7,233,791
                                                                                                                    ---------------

PREFERRED STOCK PRIVATE PLACEMENT PROCEEDS:
     ISSUANCE OF COMMON STOCK UPON CONVERSION              1,925,000          1,925      1,923,075                       1,925,000
     PROCEEDS FROM EXCERCISE OF RELATED WARRANRTS          1,925,000          1,925      1,923,075                       1,925,000

PROCEEDS FROM VARIOUS PRIVATE PLACEMENT
OFFERINGS INCLUDING SHARES ISSUED FOR SERVICES
AND FINANCING COSTS                                        3,980,265          3,980      2,396,814                       2,400,794

PROCEEDS FROM EXERCISE OF WARRANTS                           500,000            500         62,000                          62,500

CANCELLATION AND REISSUANCE OF COMMON SHARES ISSUED
IN 1996 TO SECURE BRIDGE FINANCING AS FOLLOWS:
     CANCELLATION OF ORIGINAL SHARES                      (1,600,000)        (1,600)         - 0 -                          (1,600)
     CONVERSION OF BRIDGE NOTE PAYABLE                        33,000             33         49,967                          50,000
     CONVERSION OF BRIDGE NOTE PAYABLE                       350,000            350        199,650                         200,000
     CONVERSION OF BRIDGE NOTE PAYABLE                       200,000            200         99,800                         100,000
     SHARES ISSUED IN LIEU OF INTEREST                       100,000            100         44,900                          45,000
     SHARES ISSUED IN LIEU OF INTEREST                       100,000            100         28,025                          28,125
     PROCEEDS FROM EXERCISE OF RELATED WARRANTS            1,000,000          1,000        124,000                         125,000

ACQUISTION OF EQUIPMENT                                      571,000            571        707,469                         708,040

NET LOSS FOR THE PERIOD                                                                                  (547,084)        (547,084)
                                                         --------------------------------------------------------------------------
                                                          30,058,289        $30,058    $15,786,304    ($1,493,123)     $14,323,239
                                                         ----------------------------------------------------------
UNREALIZED HOLDING LOSS ON INVESTMENTS                                                                                     (21,173)
                                                                                                                    ---------------
                                                                                                                       $14,302,066
                                                                                                                    ---------------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                       OF THESE FINANCIAL STATEMENTS.

                 FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

                                                                                                 12/31/96       12/31/97
                                                                                            --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME (LOSS)                                                                          ($110,823)     ($547,084)
                                                                                            --------------  --------------
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH PROVIDED BY OPERATING ACTIVITIES
     DEPRECIATION & AMORTIZATION EXPENSE                                                           19,514        728,044
     INVESTMENT IN MARKETABLE SECURITIES                                                         (199,365)        22,405
     (INCREASE) DECREASE IN TRADE ACCOUNTS RECEIVABLES                                            (29,327)    (1,220,740)
     (INCREASE) DECREASE IN OTHER RECEIVABLES                                                         - 0 -     (334,000)
     (INCREASE) DECREASE IN PURCHASE ORDER FINANCING CONTRACTS                                   (148,872)       191,672
     (INCREASE) IN INVENTORY                                                                      (96,002)    (2,814,218)
     (INCREASE) IN PREPAID EXPENSES                                                                   - 0 -      (45,285)
     (INCREASE) IN DEFERRED TAX ASSET                                                             (52,850)      (407,900)
     INCREASE IN EQUIPMENT PURCHASE CONTRACTS                                                         - 0 -    1,875,000
     INCREASE (DECREASE) IN ACCOUNTS PAYABLE                                                      (45,176)     1,996,129
     INCREASE IN ACCRUED EXPENSES                                                                   3,717        104,089
                                                                                            --------------  --------------
              NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                                   (659,184)      (451,887)
                                                                                            --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     PURCHASE OF LAND & LAND HELD FOR DEVELOPMENT                                                (500,000)           - 0 -
     PURCHASE OF BUILDINGS                                                                     (1,000,000)           - 0 -
     PURCHASE OF PLANT EQUIPMENT                                                               (1,992,000)   (10,250,801)
     PURCHASE OF OFFICE FURNITURE & FIXTURES                                                     (100,000)       (15,155)
     ADDITIONS TO OTHER ASSETS                                                                   (152,700)      (951,859)
                                                                                            --------------  --------------
                 NET CASH PROVIDED (USED) BY INVESTING  ACTIVITIES                             (3,744,700)   (11,217,815)
                                                                                            --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     PROCEEDS FROM SALE OF STOCK                                                                1,606,402      6,438,294
     PROCEEDS (PAYMENTS) ON SHORT-TERM BORROWINGS                                               2,950,000     (2,878,000)
     PROCEEDS FROM CONVERTIBLE DEBENTURES                                                             - 0 -    8,000,000
     PROCEEDS FROM GORDON BROTHERS FINANCINGS                                                     198,161      6,780,489
     PAYMENTS ON LONG-TERM DEBT                                                                  (160,000)           - 0 -
                                                                                            --------------  --------------
                 NET CASH PROVIDED (USED) BY FINANCING  ACTIVITIES                              4,594,563     18,340,783
                                                                                            --------------  --------------
                 NET INCOME INCREASE (DECREASE) IN CASH                                          $190,679      6,671,081
                                                                                            --------------  --------------
CASH AT BEGINNING OF PERIOD                                                                       $33,860       $224,539
                                                                                            --------------  --------------
CASH AT END OF PERIOD                                                                            $224,539     $6,895,619
                                                                                            --------------  --------------
                                                 SUPPLEMENTAL DISCLOSURES
INTEREST PAID, EXCLUDING PURCHASE ORDER CONTRACT FINANCING                                        $32,730       $368,832
ISSUANCE OF COMMON STOCK FOR:
     EQUIPMENT                                                                                        - 0 -      708,040
     CONVERSION OF NOTES PAYABLE                                                                      - 0 -      350,000
     INTEREST EXPENSE                                                                                 - 0 -       28,125
ACQUISITION OF OHIO RESOURCES RECOVERY PLANT, HEATH, OHIO FOR
COMMON STOCK AND ALLOCATED AS FOLLOWS:
     LAND & LAND HELD FOR DEVELOPMENT                                                             250,000            - 0 -
     BUILDINGS                                                                                  1,000,000            - 0 -
     PLANT EQUIPMENT                                                                            4,650,000            - 0 -
     OFFICE FURNITURE & FIXTURES                                                                  100,000            - 0 -
                                                                                            --------------  --------------
                                                                                                6,000,000            - 0 -
                                                                                            --------------  --------------

                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                       OF THESE FINANCIAL STATEMENTS.

                 FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 & 1996

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND DESCRIPTION OF THE BUSINESS -   FIX-CORP INTERNATIONAL,
INC. ("FIX-CORP") WAS ORGANIZED UNDER THE LAWS OF THE STATE OF DELAWARE ON OCTOBER 27, 1995. A PREDECESSOR OF THE COMPANY WAS INITIALLY INCORPORATED ON AUGUST 11,1995 UNDER THE LAWS OF THE STATE OF UTAH AND UNDER THE NAME LIFECHOICE, INC. THE ACQUISITION BY THE COMPANY OF A COMPANY ORGANIZED BY MARK FIXLER, THE COMPANY'S CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF ITS BOARD OF DIRECTORS, INVOLVED SEVERAL EVENTS IN OR ABOUT OCTOBER, 1995, INCLUDING THE FOLLOWING: (i) THE COMPANY CHANGED ITS NAME FROM LIFECHOICE, INC. TO FIX-CORP INTERNATIONAL, INC.; (ii) MR. FIXLER ASSUMED CONTROL OF THE COMPANY WITH 90% OF ITS THEN-OUTSTANDING COMMON STOCK; (iii) THE COMPANY WAS REDOMICILED FROM BEING A CORPORATION ORGANIZED UNDER UTAH LAW TO ONE ORGANIZED IN DELAWARE; AND (iv) THE COMPANY WAS TRANSFORMED, FROM BEING A PUBLIC SHELL (UNDER ITS PRIOR NAME) WITH SHAREHOLDERS BUT NO OPERATIONS OR ASSETS, TO A CORPORATION WITH THE OPERATIONS DESCRIBED BELOW.

     THE COMPANY'S PRINCIPAL BUSINESS IS THE MANUFACTURING OF RECYCLED PLASTIC (IN PARTICULAR, HIGH-DENSITY POLYETHYLENE OR "HDPE") RESIN, THROUGH ITS WHOLLY-OWNED SUBSIDIARY, FIXCOR INDUSTRIES, INC. ("FIXCOR"), A DELAWARE CORPORATION INCORPORATED ON DECEMBER 17, 1996. DURING JANUARY, 1998 THE COMPANY COMMENCED THE MANUFACTURING OF PLASTIC PALLETS FROM RECYCLED RESIN THROUGH ITS WHOLLY-OWNED SUBSIDIARY, PALLET TECHNOLOGIES, INC., A DELAWARE CORPORATION, INCORPORATED ON JULY 7, 1997. PALLET TECHNOLOGIES WAS ORIGINALLY INCORPORATED UNDER THE NAME PALLETECH, INC. BUT AMENDED ITS CERTIFICATE OF INCORPORATION ON DECEMBER 15, 1997 TO CHANGE ITS NAME.

     THE COMPANY ALSO MARKETS JEWELRY PRODUCTS FOR CORPORATE AWARDS AND GIFTS AND EXTENDS FINANCING TO SMALL BUSINESSES COLLATERALIZED BY PURCHASE ORDERS. THESE TWO BUSINESSES CONSTITUTED SUBSTANTIALLY ALL OF THE BUSINESSES OF THE COMPANY PRIOR TO THE END OF FISCAL YEAR 1996. DURING THE FISCAL YEAR 1997, HOWEVER, REVENUES FROM THESE BUSINESSES CONSTITUTED LESS THAN 10% OF THE COMPANY'S TOTAL REVENUES, WITH MORE THAN 90% OF ITS REVENUES GENERATED BY THE MANUFACTURING OF RECYCLED PLASTIC RESIN.

     IN DECEMBER, 1996, THE COMPANY ACQUIRED A RECYCLING PLANT IN HEATH, OHIO, ALSO KNOWN AS THE HEATH RESOURCE RECOVERY PLANT, FROM QUANTUM CHEMICAL CORPORATION. IN CONNECTION WITH THIS ACQUISITION, IN DECEMBER, 1996, THE COMPANY FORMED FIXCOR TO OWN AND OPERATE THE FACILITY. ON JANUARY 8, 1997, THE FIRST PROCESSING LINE AT THE FACILITY BECAME OPERATIONAL. DURING JULY, 1997, THE COMPANY FORMED PALLET TECHNOLOGIES TO MANUFACTURE PLASTIC PALLETS FROM RECYCLED PLASTIC RESIN. THE COMPANY EXPECTS THAT IT WILL DEDICATE SIGNIFICANTLY LESS RESOURCES TO THE CORPORATE AWARDS JEWELRY MARKETING AND PURCHASE ORDER FINANCING BUSINESSES, THAT THE PLASTIC RECYCLING BUSINESS WILL CONTINUE TO GROW, AND THAT THE OPERATIONS OF FIXCOR AND PALLET TECHNOLOGIES WILL GENERATE A GREATER PERCENTAGE AND, EVENTUALLY, SUBSTANTIALLY ALL OF THE REVENUE OF THE COMPANY IN FISCAL YEAR 1998, SUCH THAT THE COMPANY IS CONSIDERED PRIMARILY TO BE IN THE PLASTIC RECYCLING AND RECYCLED PRODUCTS BUSINESS.

     THE FOLLOWING IS A SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES FOLLOWED IN THE PREPARATION OF THESE CONSOLIDATED FINANCIAL STATEMENTS. THE FINANCIAL STATEMENTS AND NOTES ARE THE REPRESENTATION OF THE COMPANY'S MANAGEMENT, WHO IS RESPONSIBLE FOR THEIR INTEGRITY AND OBJECTIVITY. THE POLICIES CONFORM TO GENERALLY ACCEPTED ACCOUNTING PRINCIPLES AND HAVE BEEN CONSISTENTLY APPLIED.

     USE OF ESTIMATES - THE PREPARATION OF FINANCIAL STATEMENTS IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES REQUIRES MANAGEMENT TO MAKE ESTIMATES AND ASSUMPTIONS THAT AFFECT THE REPORTED AMOUNTS OF ASSETS AND LIABILITIES AND DISCLOSURES OF CONTINGENT ASSETS AND LIABILITIES AT THE DATE OF THE FINANCIAL STATEMENTS AND THE REPORTED AMOUNTS OF REVENUES AND EXPENSES DURING THE REPORTING PERIOD. ACTUAL RESULTS COULD DIFFER FROM THOSE ESTIMATES.

                               FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED


     PRINCIPLES OF CONSOLIDATION -   THE FINANCIAL STATEMENTS INCLUDE THE
ACCOUNTS OF FIX-CORP INTERNATIONAL, INC. AND ITS WHOLLY-OWNED SUBSIDIARIES FIXCOR INDUSTRIES, INC. AND PALLET TECHNOLOGIES, INC.. ALL SIGNIFICANT INTERCOMPANY BALANCES AND TRANSACTIONS HAVE BEEN ELIMINATED.

     EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS - EFFECTIVE IN 1996, FIX-CORP ADOPTED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." UNDER STATEMENT NO. 115, DEBT AND MARKETABLE EQUITY SECURITIES ARE REQUIRED TO BE CLASSIFIED IN ONE OF THREE CATEGORIES: TRADING, AVAILABLE-FOR-SALE, OR HELD TO MATURITY. FIX-CORP'S EQUITY SECURITIES QUALIFY UNDER THE PROVISIONS OF STATEMENT NO. 115 AS AVAILABLE-FOR-SALE. SUCH SECURITIES ARE RECORDED AT FAIR VALUE, UNREALIZED HOLDING GAINS AND LOSSES, NET OF THE RELATED TAX EFFECT, ARE NOT REFLECTED IN EARNINGS BUT ARE REPORTED AS A SEPARATE COMPONENT OF STOCKHOLDERS' EQUITY UNTIL REALIZED. A DECLINE IN THE MARKET VALUE OF AN AVAILABLE-FOR-SALE SECURITY BELOW COST THAT IS DEEMED OTHER THAN TEMPORARY IS CHARGED TO EARNINGS AND RESULTS IN THE ESTABLISHMENT OF A NEW COST BASIS FOR THE SECURITY.

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF" REQUIRES THAT LONG-LIVED ASSETS HELD AND USED BY A COMPANY BE REVIEWED FOR IMPAIRMENT WHENEVER EVENTS OR CHANGES IN CIRCUMSTANCES INDICATE THAT THE CARRYING AMOUNT OF AN ASSET MAY NOT BE RECOVERABLE. SFAS NO. 121 ALSO ESTABLISHES THE PROCEDURES FOR REVIEW OF RECOVERABILITY, AND MEASUREMENT OF IMPAIRMENT, IF NECESSARY, OF LONG-LIVED ASSETS. FIX-CORP, WITH THE ACQUISITION OF THE HEATH RESOURCE RECOVERY PLANT, ADOPTED SFAS NO.121 AND DETERMINED THAT NO IMPAIRMENT PROVISION OF THE CARRYING COST OF THE PLANT WAS NECESSARY.

     CASH AND CASH EQUIVALENTS -   CASH INCLUDES CASH EQUIVALENTS. THE COMPANY
CONSIDERS ALL HIGHLY LIQUID WITH AN ORIGINAL MATURITY OF THREE MONTHS OR LESS TO BE CASH EQUIVALENTS.

     ALLOWANCE FOR DOUBTFUL ACCOUNTS -    IT IS THE OPINION OF MANAGEMENT THAT
ALL ACCOUNTS RECEIVABLE ARE COLLECTIBLE, THEREFORE AN ALLOWANCE FOR DOUBTFUL ACCOUNTS IS NOT NECESSARY.

     INVENTORY -   INVENTORY IS STATED AT THE LOWER OF COST OR MARKET, USING THE
FIRST-IN, FIRST-OUT, (FIFO), METHOD OF ACCOUNTING, AND CONSISTS OF PLASTIC RECYCLED PRODUCTS.

     PROPERTY, PLANT AND EQUIPMENT -   PROPERTY AND EQUIPMENT ARE STATED AT
COST. COSTS OF MAINTENANCE AND REPAIRS ARE CHARGED TO EXPENSE AS INCURRED. MAJOR IMPROVEMENTS AND RENEWALS, IN GENERAL, ARE CAPITALIZED. ACQUISITIONS TO FIXED ASSETS ARE DEPRECIATED ON THE STRAIGHT-LINE METHOD. THE ESTIMATED USEFUL LIVES USED IN COMPUTING DEPRECIATION WERE CHANGED SUBSEQUENT TO THE ISSUANCE OF THIS REPORT. THE DOLLAR EFFECT OF THE CHANGE IS MINOR IN NATURE, AS SUBSTANTIALLY ALL ASSETS AFFECTED WERE ACQUIRED IN LATE DECEMBER, 1996, NOT PLACED IN SERVICE DURING THE YEAR AND THEREFOR NO DEPRECIATION EXPENSE WAS RECORDED. THE FOLLOWING IS A SUMMARY OF APPLICABLE LIVES:

                                     LIFE IN YEARS          LIFE IN YEARS
          DESCRIPTION            AS PREVIOUSLY REPORTED     AS CHANGED
-------------------------------------------------------------------------
 BUILDINGS                              10-25 YEARS              39 YEARS
 PLANT MACHINERY AND EQUIPMENT           5-10 YEARS              10 YEARS
 OFFICE FURNITURE AND FIXTURES            5-7 YEARS              10 YEARS

     DEPRECIATION CHARGED AGAINST OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997 WERE $3,214 AND $675,382, RESPECTIVELY.

     ORGANIZATIONAL COSTS -   ORGANIZATIONAL COSTS ARE BEING AMORTIZED OVER A
PERIOD OF 60 MONTHS AND IS PRESENTED NET OF ACCUMULATED AMORTIZATION OF $32,600 AND $48,900 IN 1996 AND 1997, RESPECTIVELY. AMORTIZATION EXPENSE CHARGED AGAINST OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997 $16,300 AND $16,300, RESPECTIVELY.

                               FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     DEFERRED TAXES AND INCOME TAXES -   DURING 1995, THE COMPANY ADOPTED
FINANCIAL ACCOUNTING STANDARDS NO. 109, "ACCOUNTING FOR INCOME TAXES" AND ALL YEARS PRESENTED REFLECT THE ADOPTION OF THIS METHOD, THE TOTAL EFFECT OF WHICH WAS THE RECORDING OF A DEFERRED TAX ASSET OF $412,150 AND $820,050 IN 1996 AND 1997, RESPECTIVELY, NET OF A VALUATION ALLOWANCES OF $137,500 AND $137,500 IN 1996 AND 1997, RESPECTIVELY, WHICH ARISES SOLELY FROM THE ESTIMATED FUTURE BENEFIT OF THE NET OPERATING LOSS CARRY-FORWARD OF APPROXIMATELY $2,233,300.

     REVENUE RECOGNITION -   REVENUE FROM SALES IS GENERALLY RECOGNIZED UPON
SHIPMENT, PROVIDED THAT NO SIGNIFICANT VENDOR OBLIGATIONS REMAIN AND COLLECTION OF THE RESULTING RECEIVABLE IS DEEMED PROBABLE. FEES ON PURCHASE ORDER CONTRACT FINANCING, COMMISSIONS AND SHARED FINANCE FEES ARE RECOGNIZED UPON FINALIZATION AND COLLECTION OF THE RELATED FINANCING PROJECT.

     LOSS PER COMMON SHARE -   AS OF DECEMBER 31, 1996 AND 1997, LOSS PER COMMON
SHARE AND COMMON SHARE EQUIVALENT WERE COMPUTED BY DIVIDING THE NET LOSS BY THE WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK AND COMMON STOCK EQUIVALENTS OUTSTANDING DURING THE YEAR.

NOTE 2 - INVESTMENT IN MARKETABLE SECURITIES

     EFFECTIVE IN 1996, FIX-CORP ADOPTED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 115, "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES." UNDER STATEMENT NO. 115, DEBT AND MARKETABLE EQUITY SECURITIES ARE REQUIRED TO BE CLASSIFIED IN ONE OF THREE CATEGORIES: TRADING, AVAILABLE-FOR-SALE, OR HELD TO MATURITY. FIX-CORP'S EQUITY SECURITIES QUALIFY UNDER THE PROVISIONS OF STATEMENT NO. 115 AS AVAILABLE-FOR-SALE. SUCH SECURITIES ARE RECORDED AT FAIR VALUE, UNREALIZED HOLDING GAINS AND LOSSES, NET OF THE RELATED TAX EFFECT, ARE NOT REFLECTED IN EARNINGS BUT ARE REPORTED AS A SEPARATE COMPONENT OF STOCKHOLDERS' EQUITY UNTIL REALIZED. A DECLINE IN THE MARKET VALUE OF AN AVAILABLE-FOR-SALE SECURITY BELOW COST THAT IS DEEMED OTHER THAN TEMPORARY IS CHARGED TO EARNINGS AND RESULTS IN THE ESTABLISHMENT OF A NEW COST BASIS FOR THE SECURITY. THE UNREALIZED HOLDING LOSS ON INVESTMENTS OF $68,673 AND $21,173 WAS RECOGNIZED DIRECTLY TO CAPITAL IN 1996 AND 1997, RESPECTIVELY.

NOTE 3 - INVENTORY

     INVENTORY IS STATED AT THE LOWER OF COST OR MARKET, USING THE FIRST-IN, FIRST-OUT, (FIFO), METHOD OF ACCOUNTING, AND CONSISTS OF PLASTIC RECYCLED PRODUCTS. INVENTORIES AT DECEMBER 31, BY MAJOR CLASSIFICATION, WERE AS FOLLOWS:

                                                    1996           1997
--------------------------------------------------------------------------------
 RAW MATERIALS                                         $96,002        $2,457,209
 WORK IN PROCESS                                         - 0 -            86,210
 FINISHED GOODS                                          - 0 -           303,990
 SUPPLIES & CHEMICALS                                    - 0 -            62,811
                                                         -----            ------
                 TOTAL INVENTORY                       $96,002        $2,910,220
                                                       -------        ----------

NOTE 4  - PROPERTY, PLANT AND EQUIPMENT

     PLANT PURCHASE AND SALE AGREEMENT -   ON DECEMBER 16, 1996 THE COMPANY
ACQUIRED, SUBJECT TO A CERTAIN PURCHASE AND SALE AGREEMENT, A PLANT IN CENTRAL OHIO, HEREINAFTER REFERRED TO AS THE "RESOURCE RECOVERY" PLANT. THE ASSETS CONSIST OF A POST-CONSUMER PLASTIC RECYCLING OPERATION INVOLVING TWO PARALLEL RECYCLING LINES UNDER A SINGLE ROOFED STRUCTURE ON ITS OWN PLOT OF GROUND WITH A PERMANENT EASEMENT FOR INGRESS AND EGRESS TO AN ADJOINING RAILROAD SPUR AND TRUCK SCALE AND VARIOUS OTHER SUPPORT EQUIPMENT PERMITTING THIS BUSINESS TO FUNCTION AS AN INDEPENDENT ENTITY.

                               FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

 THE PURCHASE PRICE, AND ALLOCATION THEREOF, IS SUMMARIZED AS FOLLOWS:    AMOUNT
--------------------------------------------------------------------------------
 LAND & LAND HELD FOR DEVELOPMENT                                       $750,000
 BUILDINGS                                                             2,000,000
 PLANT EQUIPMENT                                                       6,550,000
 OFFICE FURNITURE & FIXTURES                                             100,000
                                                                         -------
                         TOTAL PURCHASE PRICE                         $9,400,000
                                                                      ----------

     AS MORE FULLY DESCRIBED IN NOTE 7, INCLUDED IN THE ACQUISITION OF THE RESOURCE RECOVERY PLANT WAS A TRACK LEASE AGREEMENT FOR 200' OF RAILROAD SIDING (INCLUDING LAND) FOR THE SOLE PURPOSE OF THE STORAGE OF RAILROAD CARS OWNED, LEASED OR CONSIGNED TO THE COMPANY. THE TERM OF THE LEASE IS FOR A PERIOD OF TEN
(10) YEARS BEGINNING AUGUST 14, 1996 AND EXPIRING AUGUST 14, 2006, WITH AN OPTION FOR AN ADDITIONAL TEN (10) YEARS EXPIRING AUGUST 14, 2016. ANNUAL RENTALS, PAID IN ADVANCE, ARE $1,000 PER YEAR.

 THE PURCHASE PRICE WAS PAID AS FOLLOWS                                   AMOUNT
--------------------------------------------------------------------------------
 CASH                                                                   $900,000
 SECURED EQUIPMENT LOAN                                                2,500,000
 COMMON STOCK (6,521,740 RESTRICTED SHARES)                            6,000,000
                                                                       ---------
                         TOTAL PAYMENTS                               $9,400,000
                                                                      ----------

     AT CLOSING, THE COMPANY RECEIVED A GENERAL WARRANTY DEED FOR THE GROUND AND ITS IMPROVEMENTS (I.E. THE PHYSICAL PLANT), AND A BILL OF SALE FOR THE REMAINDER OF THE ASSETS. THE SELLER EXTENDED NO EXPRESS OR IMPLIED WARRANTIES FOR THE EQUIPMENT TRANSFERRED AND DISCLAIMED ANY IMPLIED WARRANTY OF MERCHANTABILITY AND IMPLIED WARRANTY OF FITNESS FOR A PARTICULAR PURPOSE. THE SELLER DID STIPULATE HOWEVER, THAT THE PLANT WAS NOT SUBJECT TO ANY CONTRACT OR AGREEMENT WITH ANY LABOR UNION OR LINKED TO ANY COLLECTIVE BARGAINING AGREEMENT, AND THAT THE PLANT WAS NOT SUBJECT TO ANY EMPLOYEE BENEFIT OR RETIREMENT PROGRAMS. IN ADDITION, THE SELLER AGREED TO PROVIDE PERSONNEL TO CONSULT WITH FIX-CORP FOR UP TO ONE YEAR AND ASSIST IN RE-STARTING THE FACILITY. IN ADDITION, ALL BLUEPRINTS, CUSTOMER LISTS, DRAWINGS AND EQUIPMENT SPECIFICATIONS WERE MADE AVAILABLE.

     IN AUGUST, 1997, THE COMPANY ISSUED 471,000 SHARES OF COMMON STOCK (AT A VALUE OF $1.24 PER SHARE) IN CONSIDERATION OF AN EQUIPMENT PURCHASE FROM A COMMERCIAL ENTERPRISE.

     PALLET TECHNOLOGIES HAS ORDERED A SPECIALIZED, STATE-OF-THE-ART, INJECTION MOLDING MACHINE WHICH TRANSFORMS RESIN PELLETS, PRODUCED BY FIXCOR, INTO PLASTIC PELLETS. INSTALLATION OF THIS EQUIPMENT WAS COMPLETED DURING JANUARY, 1998 AND MANAGEMENT EXPECTS TO HAVE IT OPERATING AT FULL CAPACITY BY THE END OF THE FIRST QUARTER OF FISCAL YEAR 1998. THE APPROXIMATE COST OF THE EQUIPMENT, MOLDS, TRANSPORTATION AND INSTALLATION OF THE EQUIPMENT FOR PALLET TECHNOLOGIES' OPERATION AT THE FACILITY IS $4,000,000, AND THE APPROXIMATE COST OF EQUIPMENT, TRANSPORTATION AND INSTALLATION AT THE FLORIDA PLANT, MORE FULLY DESCRIBED IN
NOTE 13, IS EXPECTED TO BE $3,000,000, IN ADDITION TO APPROXIMATELY $1,000,000, FOR THE COST OF MOLDS. PERMANENT FINANCING FOR THE PALLET TECHNOLOGIES EQUIPMENT FOR INSTALLATION AT THE FACILITY WAS SECURED FROM GORDON BROTHERS CAPITAL CORP.

                               FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 5 - OTHER ASSETS AND DEFERRED CHARGES

 OTHER ASSETS AND DEFERRED CHARGES CONSIST OF THE FOLLOWING:                1996           1997
-----------------------------------------------------------------------------------------------
 UNAMORTIZED DEBT ISSUE COSTS (NET OF ACCUMULATED AMORTIZATION OF
 $-0- AND $52,593 IN 1996 AND 1997, RESPECTIVELY)                           $-0-       $894,082

 DEFERRED PREOPERATING PLANT STARTUP COSTS (NET OF ACCUMULATED
 AMORTIZATION OF $-0- AND $36,362 IN 1996 AND 1997, RESPECTIVELY          36,750        145,060

 DISPUTED FINANCE DEPOSIT CLAIM, NET OF VALUATION ALLOWANCE OF
 $30,000 IN 1997                                                          90,000         60,000

 LICENSE AGREEMENT                                                           -0-         30,000

 NOTE RECEIVABLE FROM AFFILIATED COMPANY                                  26,000         26,000

 ORGANIZATIONAL COSTS  (NET OF ACCUMULATED AMORTIZATION OF $32,600
 AND $48,900 IN 1996 AND 1997, RESPECTIVELY)                              48,900         32,600

 DEPOSITS                                                                    900         31,530

 OTHER ASSETS                                                              9,676          9,676
                                                                           -----          -----

    TOTAL OTHER ASSETS AND DEFERRED CHARGES                             $212,226     $1,228,948
                                                                        --------     ----------

     UNAMORTIZED DEBT ISSUE COSTS - UNAMORTIZED DEBT ISSUE COSTS CONSISTS OF LEGAL AND ACCOUNTING FEES, PRINTING COSTS AND OTHER EXPENSES ASSOCIATED WITH ISSUANCE OF DEBT AND FINANCING INSTRUMENTS, INCLUDING THE CONVERTIBLE DEBENTURES. THE COSTS ARE BEING AMORTIZED OVER THE LIFE OF THE RELATED FINANCING INSTRUMENT. AMORTIZATION EXPENSE CHARGED TO OPERATIONS WAS $-0- AND $36,362 IN 1996 AND 1997, RESPECTIVELY.

     NOTE RECEIVABLE FROM AFFILIATED COMPANY - THE NOTE RECEIVABLE FROM AFFILIATED COMPANY RESULTS FROM A LOAN TO FIX-SPORTS, INC., A COMPANY PARTIALLY OWNED BY THE COMPANY'S PRESIDENT. THE NOTE BEARS INTEREST AT 10% AND IS SIGNED PERSONALLY BY THE PRESIDENT AND COLLATERALIZED BY 52,000 SHARES OF THE COMPANY'S COMMON STOCK.

     DISPUTED FINANCE DEPOSIT CLAIM - THE DISPUTED FINANCE DEPOSIT CLAIM RESULTS FROM A DEPOSIT THAT THE COMPANY PLACED WITH A FINANCE COMPANY IN ORDER TO OBTAIN FINANCING FOR THE RESOURCE RECOVERY ACQUISITION. NO CONSIDERATION WAS RECEIVED AND THE COMPANY INTENDS TO PURSUE ACTION TO RECOVER THE DEPOSIT. THE COMPANY'S COUNSEL BELIEVES THAT THEY HAVE A LEGITIMATE COLLECTIBLE CLAIM.

     DEFERRED PREOPERATING PLANT STARTUP COSTS - DEFERRED PREOPERATING PLANT STARTUP COSTS CONSISTS OF CERTAIN CONSULTING, LABOR AND MAINTENANCE COSTS INCURRED BY THE COMPANY SUBSEQUENT TO THE ACQUISITION OF THE RESOURCE RECOVERY PLANT, MORE FULLY DESCRIBED IN NOTE 4. THE DEFERRED COSTS WILL BE AMORTIZED OVER A THREE (3) YEAR PERIOD STARTING ON THE DATE THAT THE PLANT BECAME FULLY OPERATIONAL IN FEBRUARY, 1997.

     PATENTS, TRADEMARKS AND LICENSES - PALLET TECHNOLOGIES HAS ENTERED
INTO A LICENSING AND MARKETING AGREEMENT WITH NITRO PLASTICS TECHNOLOGIES. UNDER THAT AGREEMENT, PALLET TECHNOLOGIES IS THE SUB-LICENSEE OF CERTAIN PROPRIETARY INJECTION MOLDING TECHNOLOGY FOR THE MANUFACTURING OF PLASTIC PALLETS AND OTHER PRODUCTS FROM RECYCLED PLASTIC. PALLET TECHNOLOGIES USES THE TRADEMARK POWER-PAL 2000U WITH RESPECT TO ITS PALLETS, BUT HAS NOT REGISTERED OR APPLIED FOR REGISTRATION OF THAT TRADEMARK.

     IN FEBRUARY, 1998, NITRO, MR. AISENBERG AND PALLET TECHNOLOGIES ENTERED INTO THE FIRST AMENDED LICENSING AND MARKETING AGREEMENT UNDER WHICH THE ROYALTY RATE OF $2.50 PER PALLET SOLD UNDER PALLET TECHNOLOGIES' ORIGINAL AGREEMENT WITH NITRO IS REDUCED TO $0.50 DURING THE FIRST FIVE YEARS AND $0.25 DURING THE NEXT FIVE YEARS.

                               FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     CALIFORNIA GRANT AND ALLIED SIGNAL AGREEMENT -    IN JUNE, 1997, THE
COMPANY WAS AWARDED A $256,868 RESEARCH GRANT FROM THE INTEGRATED WASTE MANAGEMENT BOARD OF THE STATE OF CALIFORNIA TO DEVELOP A SOLUTION TO THE PROBLEMS ASSOCIATED WITH NON-RECYCLABLE HDPE MOTOR OIL CONTAINERS, WHICH HAVE HISTORICALLY BEEN SENT TO LANDFILLS. THE SOLUTION WILL INVOLVE THE SEPARATION OF THE REMAINING OIL FROM THE "EMPTY" CONTAINER, AND THEN THE RECYCLING OF THE HDPE CONTAINER AND THE SEPARATE RECYCLING OF THE REMAINING OIL. TO DO THIS, IN SEPTEMBER, 1997, FIXCOR ENTERED INTO A LICENSE AGREEMENT WITH THE FEDERAL MANUFACTURING & TECHNOLOGIES BUSINESS UNIT OF ALLIEDSIGNAL INC. UNDER WHICH ALLIEDSIGNAL LICENSES TO FIXCOR CERTAIN TECHNOLOGY AND FIXCOR PAYS A LICENSE FEE AND ONGOING ROYALTIES BASED PRINCIPALLY ON SALES OF PRODUCTS SOLD ARISING OUT OF USE OF THE LICENSED TECHNOLOGY.

NOTE 6 - DEFERRED TAXES AND INCOME TAXES

     AS MORE FULLY DESCRIBED IN NOTE 1, THE COMPANY ADOPTED FINANCIAL ACCOUNTING STANDARDS NO. 109, "ACCOUNTING FOR INCOME TAXES" AND ALL YEARS PRESENTED REFLECT THE ADOPTION OF THIS METHOD. THE DEFERRED TAX ASSET OF $820,050, NET OF A VALUATION ALLOWANCE OF $137,500, WHICH ARISES SOLELY FROM THE ESTIMATED FUTURE BENEFIT OF THE NET OPERATING LOSS CARRY-FORWARD OF APPROXIMATELY $2,233,300.


 THE COMPONENTS OF THE DEFERRED TAX ASSET ARE AS FOLLOWS:         1996           1997
-------------------------------------------------------------------------------------
 TAX ASSET ARISING FORM NET OPERATING LOSS CARRYFORWARD:
    FEDERAL                                                   $447,375       $779,375
    STATE                                                      102,275        178,175
                                                              --------       --------
                    TOTAL DEFERRED TAX ASSET                   549,650        957,550
 LESS VALUATION FOR DEFERRED TAX ASSETS                       (137,500)      (137,500)
                                                              --------       --------
                     DEFERRED TAXES - NET                     $412,150       $820,050
                                                              --------       --------
                                                              --------       --------


 THE COMPONENTS OF THE PROVISION FOR TAXES WERE AS FOLLOWS:       1996           1997
-------------------------------------------------------------------------------------
 PROVISION FOR DEFERRED TAXES:
    FEDERAL                                                    $57,250       $332,000
    STATE                                                       13,100         75,900
    VALUATION ALLOWANCE                                        (17,500)         - 0 -
                                                               -------          -----
                            TOTAL                              $52,850       $407,900
                                                               -------       --------
                                                               -------       --------


     THE AMOUNTS AND EXPIRATION DATES OF THE NET OPERATING LOSS CARRYFORWARD AVAILABLE
 TO THE COMPANY AT DECEMBER 31, 1996 ARE AS FOLLOWS:

                                                              AMOUNT  EXPIRATION DATE
-------------------------------------------------------------------------------------
 LOSS FOR THE YEAR ENDED DECEMBER 31, 1995                  $1,114,642           2010
 LOSS FOR THE YEAR ENDED DECEMBER 31, 1996                     163,674           2011
 LOSS FOR THE YEAR ENDED DECEMBER 31, 1997                     954,984           2012
                                                               -------
             TOTAL NET OPERATING LOSS CARRYFORWARD          $2,233,300
                                                            ----------

                               FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

NOTE 7 - SHORT-TERM BORROWINGS

SHORT-TERM BORROWINGS AT DECEMBER 31 CONSISTED OF THE FOLLOWING:


                                                        1996           1997
--------------------------------------------------------------------------------
 SECURED EQUIPMENT NOTE PAYABLE                   $2,500,000         $- 0 -
 CONVERTIBLE BRIDGE FINANCING NOTES PAYABLE          250,000          - 0 -
 6.07% CONVERTIBLE BRIDGE FINANCING NOTES PAYABLE    200,000          - 0 -
 NOTES PAYABLE TO SHAREHOLDERS                       418,000        180,000
 12% NOTE PAYABLE                                     80,000         80,000
 NOTES PAYABLE TO OTHERS                             100,000         60,000
                                                     -------         ------
                                                  $3,548,000       $320,000
                                                  ----------       --------

     SECURED EQUIPMENT LOAN PAYABLE  -   AT DECEMBER 31,1996 THE COMPANY WAS A
PARTY TO A LOAN AND SECURITY AGREEMENT WITH GORDON BROTHERS CAPITAL CORPORATION, A DELAWARE COMPANY, AND MARK FIXLER, A PRINCIPAL SHAREHOLDER, PRESIDENT AND CEO, PERSONALLY. THE LOAN WAS FOR $2,500,000 BEARING INTEREST AT 12 1/2% AND WAS SECURED BY AN OPEN-END MORTGAGE TO THE PREMISES LOCATED AT 1835 JAMES PARKWAY, HEATH, OHIO, NAMELY THE POST CONSUMER PLASTICS RECYCLING FACILITY OR RESOURCE RECOVERY PLANT.

     AS PART OF THAT AGREEMENT, GORDON BROTHERS WAS ENTITLED TO PURCHASE FROM THE COMPANY AFTER DECEMBER 16, 1997 BUT BEFORE DECEMBER 16, 1999, FIVE HUNDRED THOUSAND (500,000) SHARES OF THE COMPANY'S $.001 VALUE COMMON STOCK AT A PRICE OF TWENTY-FIVE CENTS ($0.25) PER SHARE. SUCH SHARES UNDER OPTION ARE RESTRICTED SHARES. GORDON BROTHERS CAPITAL CORPORATION EXERCISED THEIR OPTION DURING 1997.

     IN ADDITION TO THIS OPEN-END MORTGAGE, GORDON BROTHERS WAS GRANTED A SECURITY INTEREST, INCLUDING A LIEN ON AND A PLEDGE OF ALL INVENTORY, ALL ACCOUNTS AND ACCOUNTS RECEIVABLES, CONTRACT RIGHTS, AND ALL CUSTOMER LISTS AND GOODWILL. MR. FIXLER HAS BEEN REQUIRED TO SIGN AS A GUARANTOR FOR FIX-CORP INTERNATIONAL. THE SCHEDULE OF PAYMENTS REQUIRED UNDER THE LOAN PORTION OF THIS AGREEMENT WAS DEFINED SO AS TO ALLOW A MODEST INITIAL PAYMENT, THEN A PAYMENT OF APPROXIMATELY $79,734 FOR THE NEXT FIVE MONTHS, FOLLOWED BY A PAYMENT OF $123,000, THEN $250,000, THEN $394,000 FOR THE FINAL FOUR MONTHS.

     THE LOAN CONTRACT CONTAINED A NUMBER OF NEGATIVE COVENANTS, INCLUDING BUT NOT LIMITED TO, CERTAIN LIMITATIONS ON THE ISSUANCE ANY ADDITIONAL EVIDENCES OF INDEBTEDNESS; THE CREATION, ASSUMPTION, GUARANTEE OF INDEBTEDNESS IN ADDITION TO THE INDEBTEDNESS OF THE LENDER; THERE CAN BE NO SALE OR TRANSFER OF OWNERSHIP WITHOUT THE LENDER'S PRIOR WRITTEN CONSENT; AND THE BORROWER WAS BARRED FROM MAKING ANY LOANS OR ADVANCES TO ANY INDIVIDUAL OR OFFICER OF THE BORROWER. IN ADDITION, THE COMPANY IS PROHIBITED FROM PAYING DIVIDENDS WITHOUT THE PRIOR WRITTEN PERMISSION OF THE LENDER AND MAY NOT MAKE ANY INVESTMENTS WITHOUT THE LENDER'S PRIOR WRITTEN PERMISSION; THE BORROWER MAY NOT MERGE OR CONSOLIDATE WITH OR INTO ANY OTHER CORPORATION; THE BORROWER MAY NOT SELL, LEASE OR DISPOSE OF ITS ASSETS WITHOUT THE LENDER'S PRIOR WRITTEN CONSENT AND THE BORROWER MAY NOT GRANT ANY SECURITY INTEREST IN OR MORTGAGE OF ANY OF ITS PROPERTIES THAT ARE INCLUDED IN THE LENDER'S COLLATERAL. FINALLY, THE BORROWER IS BARRED FROM ENGAGING IN ANY BUSINESS OTHER THEN THE BUSINESS IN WHICH IT IS CURRENTLY ENGAGED OR A BUSINESS REASONABLY ALLIED THERETO.

     IN MAY, 1997, FIXCOR SECURED FINANCING FOR THE FACILITY FROM NATIONSCREDIT COMMERCIAL CORPORATION. THIS CONSISTED OF REVOLVING LOANS UP TO $7,000,000 FOR INVENTORY AND ACCOUNT RECEIVABLE FINANCING, PERMANENT FINANCING, AND EQUIPMENT ACQUISITION. THIS FINANCING INCLUDED A MORTGAGE SECURITY AGREEMENT WHICH ENCUMBERED SUBSTANTIALLY ALL OF THE ASSETS OF THE FACILITY. MR. FIXLER IS THE GUARANTOR OF THIS FACILITY IN AN AMOUNT UP TO $750,000 PLUS EXPENSES. CERTAIN PROCEEDS OF THIS LOAN WERE USED TO RETIRE THE PREVIOUSLY DESCRIBED SECURED EQUIPMENT LOAN PAYABLE GORDON BROTHERS.

                               FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     BRIDGE FINANCING NOTES PAYABLE -   DURING 1996 AND SUBJECT TO A CERTAIN
"CONFIDENTIAL PRIVATE PLACEMENT MEMORANDUM", MORE FULLY DESCRIBED IN NOTE 10, THE COMPANY SOLD $250,000 IN BRIDGE NOTES TO QUALIFIED ACCREDITED INVESTORS. THE PROCEEDS OF THE BRIDGE NOTES WERE USED FOR THE PURPOSE OF ACQUIRING THE RESOURCE RECOVERY PLANT. THE NOTE HOLDERS ARE ENTITLED TO A TWENTY-TWO (22%) PERCENT RETURN ON INVESTMENT AS WELL AS AN STOCK DIVIDEND OF EIGHTEEN (18%) PERCENT OF MONIES INVESTED AT $.50 PER SHARE OR 18,000 SHARES OF COMMON STOCK, WHICH WAS ISSUED AND HELD IN ESCROW. THE COMPANY RETAINED THE RIGHT TO "REPURCHASE" THE SHARES UPON PAYMENT OF THE NOTES. THE TERM OF THE LOAN IS GENERALLY 120 TO 180 DAYS FROM CLOSING.

     ON DECEMBER 11, 1996, FOR VALUE RECEIVED, THE COMPANY PROMISED TO PAY TO THE ORDER OF GENERATION CAPITAL ASSOCIATES, A NON AFFILIATED NEW YORK LIMITED PARTNERSHIP OR ITS ASSIGNS, THE PRINCIPAL AMOUNT OF TWO HUNDRED THOUSAND DOLLARS ($200,000). THE PRINCIPAL THEREOF AND ANY UNPAID ACCRUED INTEREST THEREON BECAME DUE AND PAYABLE ON JUNE 31,1997. THE NOTE BEARS INTEREST AT THE RATE OF 6.07% PERCENT PER ANNUM ON THE OUTSTANDING PRINCIPAL BALANCE, PAYABLE QUARTERLY COMMENCING JANUARY 1,1997.

     DURING 1997, $350,000 OF THE BRIDGE NOTES, INCLUDING CERTAIN INTEREST ACCRUALS WERE CONVERTED INTO A TOTAL OF 783,000 SHARES OF COMMON STOCK. IN ADDITION, CERTAIN WARRANTS RELATED TO THESE DEBT INSTRUMENTS WERE EXERCISED RESULTING IN THE ISSUANCE OF 1,000,000 SHARES OF COMMON STOCK FOR $125,000.

     NOTES PAYABLE -   THE PROCEEDS OF THE NOTES HAVE GENERALLY BEEN USED FOR
WORKING CAPITAL AND PURCHASE ORDER FINANCING CONTRACTS. THE NOTES ARE GENERALLY SHORT-TERM RENEWABLE NOTES BEARING INTEREST AT 1% PER MONTH. ALL NOTES ARE CURRENT.

NOTE 8 - LONG-TERM DEBT

     CONVERTIBLE DEBENTURES  -   ON OCTOBER 24, 1997, PURSUANT TO A CONVERTIBLE
DEBENTURE PURCHASE AGREEMENT, THE COMPANY ISSUED AND SOLD IN A PRIVATE PLACEMENT TO TWO INSTITUTIONAL INVESTORS AN AGGREGATE $5,000,000 PRINCIPAL AMOUNT OF DEBENTURES BEARING INTEREST AT THE RATE OF 6% PER ANNUM, PAYABLE QUARTERLY IN ARREARS, AND DUE OCTOBER 24, 2000.

     ON NOVEMBER 25, 1997, PURSUANT TO AN AMENDED AND RESTATED CONVERTIBLE DEBENTURE PURCHASE AGREEMENT AND COLLATERAL DOCUMENTS, THE INTEREST RATE TO THE OCTOBER DEBENTURES WAS REDUCED TO 5% (RETAINING THE ORIGINAL OCTOBER 24,1997 EFFECTIVE DATE OF THE OCTOBER DEBENTURES), AND THE COMPANY ISSUED NEW DEBENTURES IN THE PRINCIPAL AMOUNT OF $3,000,000 TO ONE OF THE OCTOBER, 1997 INVESTORS, BEARING A RATE OF 5% PER ANNUM, PAYABLE QUARTERLY IN ARREARS, AND DUE NOVEMBER 25, 2000.

     THE COMPANY EXPECTS TO USE THE NET PROCEEDS OF THE TRANSACTIONS PRIMARILY FOR THE ACQUISITION OF EQUIPMENT FOR THE START-UP AND EXPANSION OF PALLET TECHNOLOGIES AND FIXCOR OPERATIONS. THE PRINCIPAL AMOUNT OF THE DEBENTURES, TOGETHER WITH ANY ACCRUED AND UNPAID INTEREST THEREON, ARE CONVERTIBLE AT ANY TIME INTO SHARES OF COMMON STOCK AT A CONVERSION PRICE EQUAL TO THE LESSER OF
(1) $3.91 (110% OF THE AVERAGE CLOSING BID PRICE FOR THE 5 TRADING DAYS PRECEDING CLOSING), OR (2) 84% (PREVIOUSLY 85% UNDER THE OCTOBER DOCUMENTS) OF THE AVERAGE OF THE 5 LOWEST CLOSING BID PRICES DURING THE 10 TRADING DAYS PRECEDING CONVERSION. EXCEPT IN LIMITED CIRCUMSTANCES, THE CONVERSION RIGHTS ARE SUBJECT TO AN AGGREGATE LIMIT OF 4.9% OF THE COMPANY'S OUTSTANDING COMMON STOCK.

     THE PURCHASERS ALSO RECEIVED WARRANTS TO PURCHASE AN AGGREGATE 331,400 SHARES OF COMMON STOCK AT AN EXERCISE PRICE EQUAL TO $3.91 PER SHARE. THE WARRANTS ARE EXERCISABLE AT ANY TIME THROUGH OCTOBER 24, 2000. ONE OF THE PURCHASERS ALSO RECEIVED WARRANTS TO PURCHASE AN AGGREGATE 198,840 SHARES OF COMMON STOCK AT THAT SAME PRICE, EXERCISABLE AT ANY TIME THROUGH NOVEMBER 25, 2000. THE COMPANY HAS RESERVED AUTHORIZED SHARES OF COMMON STOCK SUFFICIENT TO COVER CONVERSION OF DEBENTURES (AND PAYMENT OF INTEREST THEREON IN SHARES OF COMMON STOCK) AND THE EXERCISE OF THE WARRANTS, AND IS REQUIRED TO EFFECT AND MAINTAIN FOR THREE YEARS A REGISTRATION STATEMENT UNDER THE SECURITIES ACT COVERING RESALES BY THE HOLDERS OF SUCH SHARES FOLLOWING CONVERSION OF DEBENTURES (AND PAYMENT OF INTEREST THEREON IN SHARES OF COMMON STOCK) AND EXERCISE OF WARRANTS.

                               FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     IN JANUARY, 1998, THE COMPANY ISSUED TO THE SAME TWO PURCHASERS $2,500,000 AGGREGATE PRINCIPAL AMOUNT OF THREE-YEAR, 4% CONVERTIBLE DEBENTURES, CONVERTIBLE (TOGETHER WITH INTEREST THEREON) AT ANY TIME INTO SHARES OF COMMON STOCK AT A CONVERSION PRICE EQUAL TO THE LESSER OF (1) $3.34, OR (2) 83% OF THE AVERAGE OF THE 5 LOWEST CLOSING BID PRICES FOR 'THE 10 TRADING DAYS PRECEDING CONVERSION. THE PURCHASERS ALSO RECEIVED WARRANTS TO PURCHASE AN AGGREGATE 198,413 SHARES OF COMMON STOCK AT AN EXERCISE PRICE EQUAL TO $3.34 PER SHARE. THE WARRANTS ARE EXERCISABLE AT ANY TIME THROUGH JANUARY 22, 2001. THE COMPANY IS REQUIRED TO AMEND THE REGISTRATION STATEMENT ON FORM SB-2 TO INCLUDE RESALE BY THE HOLDERS OF SHARES ISSUABLE UPON CONVERSION OF SUCH DEBENTURES AND EXERCISE OF SUCH WARRANTS.

     UNDER GENERALLY THE SAME TERMS AND CONDITIONS IN MARCH, 1998, THE COMPANY ISSUED TO THE SAME TWO PURCHASERS $1,500,000 AGGREGATE PRINCIPAL AMOUNT OF THREE-YEAR, 4% CONVERTIBLE DEBENTURES, CONVERTIBLE (TOGETHER WITH INTEREST THEREON) AT ANY TIME INTO SHARES OF COMMON STOCK AT A CONVERSION PRICE AS PREVIOUSLY DEFINED. THE COMPANY IS REQUIRED TO AMEND THE REGISTRATION STATEMENT ON FORM SB-2 TO INCLUDE RESALE BY THE HOLDERS OF SHARES ISSUABLE UPON CONVERSION OF SUCH DEBENTURES AND EXERCISE OF SUCH WARRANTS.

     THE DEBENTURE TRANSACTION DOCUMENTS INCLUDE ADDITIONAL REPRESENTATIONS, WARRANTIES, COVENANTS AND DEFAULT PROVISIONS NOT ATYPICAL FOR SUCH FINANCINGS.

     $7,000,000 REVOLVING-TERM NOTE  -   IN JULY, 1997, THE COMPANY, FIXCOR AND
PALLET TECHNOLOGIES, AS BORROWERS, SECURED FINANCING FROM GORDON BROTHERS CAPITAL CORP., IN THE FORM OF A $3,500,000 LINE OF CREDIT, BEARING INTEREST AT 12%, THE PROCEEDS OF WHICH ARE INTENDED TO FINANCE THE ACQUISITION OF EQUIPMENT FOR USE IN THE OPERATIONS OF PALLET TECHNOLOGIES. IN ADDITION, THE LENDERS ALSO RECEIVED WARRANTS TO PURCHASE 500,000 SHARES OF COMMON STOCK AT AN EXERCISE
PRICE EQUAL TO $.125 PER SHARE.   THIS FACILITY IS SECURED BY SUBSTANTIALLY ALL
OF THE ASSETS OF THE COMPANY AND ITS SUBSIDIARIES. MR. FIXLER IS THE GUARANTOR OF THIS LINE OF CREDIT IN AN AMOUNT UP TO $1,000,000.

     ALL FINANCING FROM NATIONSCREDIT COMMERCIAL CORPORATION WAS REFINANCED THROUGH GORDON BROTHERS CAPITAL, LLC (SUCCESSOR TO GORDON BROTHERS CAPITAL CORP.) IN DECEMBER, 1997. THIS RESULTED IN THE COMPANY, FIXCOR AND PALLET TECHNOLOGIES BEING THE BORROWERS ON A REVOLVING CREDIT FACILITY IN THE PRINCIPAL AMOUNT OF $7,000,000, $3,500,000 OF WHICH PRINCIPAL MATURES IN OCTOBER, 1998.

 NOTE 9 - LEASE COMMITMENTS

     ON OCTOBER 17, 1997, THE COMPANY ENTERED INTO A THREE (3) YEAR LEASE FOR OFFICE SPACE THAT HOUSES THE CORPORATE OFFICES, PURCHASE ORDER AND MERCHANDISE SALES SEGMENTS OF THE BUSINESS. RENT EXPENSE UNDER PRIOR LEASE ARRANGEMENTS AMOUNTED TO $10,800 FOR THE YEAR ENDED DECEMBER 31, 1996. MONTHLY RENTALS THROUGH DECEMBER 31, 1997 ARE $1,393 PER MONTH.

     DURING 1997, THE COMPANY ENTERED INTO A "FEDERAL RAILCAR MASTER CAR LEASING AGREEMENT AND SERVICE CONTRACT" TO FACILITATE SHIPMENTS TO CUSTOMERS. THE VARIOUS RENTAL AGREEMENTS ARE FOR UP TO TWENTY (20) CARS AND ARE GENERALLY FOR A TERM OF ONE (1) YEAR AND RENEWABLE AT THE OPTION OF THE COMPANY. RENT EXPENSE UNDER THE VARIOUS CONTRACTS AMOUNTED TO $20,411 FOR THE YEAR ENDED DECEMBER 31, 1997. MONTHLY RENTALS THROUGH DECEMBER 31, 1997 WERE APPROXIMATELY $2,700 PER MONTH. SUBSEQUENT TO DECEMBER 31, 1997, THE COMPANY ACCEPTED ADDITIONAL CARS AND RENTALS UNDER THE MASTER AGREEMENT WHICH INCREASED TO APPROXIMATELY $23,000 PER MONTH.

     PURSUANT TO A CERTAIN PURCHASE AND SALE AGREEMENT, MORE FULLY DESCRIBED IN
NOTE 4, INVOLVING THE ACQUISITION OF THE RESOURCE RECOVERY PLANT IN HEATH, OHIO, THE COMPANY ENTERED INTO A TRACK LEASE AGREEMENT FOR 200' OF RAILROAD SIDING (INCLUDING LAND) FOR THE SOLE PURPOSE OF THE STORAGE OF RAILROAD CARS OWNED, LEASED OR CONSIGNED TO THE COMPANY. THE TERM OF THE LEASE IS FOR A PERIOD OF TEN
(10) YEARS BEGINNING AUGUST 14, 1996 AND EXPIRING AUGUST 14, 2006, WITH AN OPTION FOR AN ADDITIONAL TEN (10) YEARS EXPIRING AUGUST 14, 2016. ANNUAL RENTALS, PAID IN ADVANCE, ARE $1,000 PER YEAR.

                               FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     ON AUGUST 5, 1997, TO FACILITATE A PLANNED INCREASE IN INVENTORY, THE COMPANY ENTERED INTO A ONE (1) YEAR LEASE FOR 73,000 SQUARE FEET OF WAREHOUSE SPACE AT A MONTHLY RENTAL OF $15,330. RENTAL EXPENSE FOR THE YEAR ENDED DECEMBER 31, 1997 AMOUNTED TO $76,650 .

NOTE 10 - COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT AGREEMENTS -   MR. FIXLER IS PARTY TO A THREE YEAR EMPLOYMENT
CONTRACT WITH THE COMPANY DATED JANUARY 1,1997. UNDER THIS AGREEMENT, THE COMPANY PAYS HIM A SALARY OF $200,000 DURING THE FIRST YEAR, $250,000 DURING THE SECOND YEAR AND $300,000 DURING THE FINAL YEAR. IN ADDITION, MR. FIXLER RECEIVES A CAR ALLOWANCE AND REASONABLE CAR PHONE EXPENSES, PLUS OTHER BENEFITS CUSTOMARILY GIVEN TO EXECUTIVE OFFICERS. UNDER THIS AGREEMENT, MR. FIXLER IS ALSO GRANTED AN OPTION TO PURCHASE 4,000,000 SHARES OF COMMON STOCK OF THE COMPANY AT A FIXED PRICE OF $.50 PER SHARE AND THIS OPTION MAY BE EXERCISED AT ANY TIME DURING THE EMPLOYMENT PERIOD. FINALLY, IN THE EVENT OF A CONSOLIDATION OR PURCHASE OF ASSETS TO ANOTHER COMPANY OR TERMINATION OF EMPLOYMENT FOR ANY OTHER REASON, MR. FIXLER IS ENTITLED TO A $2,000,000 SEVERANCE BENEFIT. PRIOR TO 1997, MR. FIXLER WAS NOT SUBJECT TO A WRITTEN EMPLOYMENT AGREEMENT WITH THE COMPANY. HE WAS PAID A SALARY OF $119,000 IN 1996 AND $200,000 IN 1997.

     MR. DELAURENTIIS, PRESIDENT OF FIX-COR INDUSTRIES, IS PARTY TO A FIVE YEAR EMPLOYMENT CONTRACT WITH THE COMPANY DATED JANUARY 1,1997. UNDER THIS AGREEMENT, THE COMPANY PAYS HIM A SALARY OF $125,000 PER YEAR. HE IS ALSO ELIGIBLE FOR ANNUAL BONUSES SUBJECT TO THE APPROVAL OF THE BOARD OF DIRECTORS OF THE COMPANY. IN ADDITION, MR. DELAURENTIIS RECEIVES A CAR ALLOWANCE AND OTHER BENEFITS CUSTOMARILY GIVEN TO EXECUTIVE OFFICERS. HE IS ALSO A VICE PRESIDENT OF THE COMPANY. HE WAS NOT EMPLOYED BY THE COMPANY OR FIXCOR DURING FISCAL YEAR 1996.

     LEGAL PROCEEDINGS -   THE COMPANY IS FROM TIME TO TIME MADE A PARTY TO
LEGAL PROCEEDINGS ARISING IN THE ORDINARY COURSE OF BUSINESS. THE COMPANY DOES NOT BELIEVE THAT THE RESULTS OF SUCH LEGAL PROCEEDINGS, EVEN IF UNFAVORABLE TO THE COMPANY, WILL HAVE A MATERIALLY ADVERSE IMPACT ON ITS FINANCIAL CONDITION OR THE RESULTS OF ITS OPERATIONS.

     THE COMPANY IS SUBJECT TO AN ADMINISTRATIVE ORDER ISSUED IN AUGUST, 1997 BY THE OHIO DIVISION OF SECURITIES, AND RELATING TO CERTAIN MATTERS DEEMED TO CONSTITUTE VIOLATIONS OF OHIO SECURITIES LAWS. THE COMPANY WAS ORDERED TO 'CEASE AND DESIST' FROM ACTS AND PRACTICES FOUND TO VIOLATE THE OHIO REVISED CODE AS TO THE SALES OF SECURITIES. THERE WERE NO FURTHER RESTRICTIONS IMPOSED PURSUANT TO THE ORDER. THE COMPANY BELIEVES THAT SUCH VIOLATIONS RESULTED PRINCIPALLY FROM MISCOMMUNICATION BETWEEN THE COMPANY AND ITS LEGAL COUNSEL AT THE TIME AS TO CERTAIN INFORMATION COMMUNICATED TO THE OHIO DIVISION OF SECURITIES IN CONNECTION WITH AN APPLICATION FOR REGISTRATION BY DESCRIPTION FILED IN DECEMBER, 1995 WITH RESPECT TO SALES OF THE COMPANY'S COMMON STOCK IN OHIO. THE COMPANY BELIEVES THAT IT IS IN COMPLIANCE WITH THE ORDER.

NOTE 11 - STOCKHOLDERS' EQUITY

     DESCRIPTION OF SECURITIES   -   THE AUTHORIZED CAPITAL STOCK OF THE COMPANY
CONSISTS OF 100,000,000 SHARES OF COMMON STOCK WITH A PAR VALUE OF $0.001 PER SHARE, AND 2,000,000 SHARES OF PREFERRED STOCK WITH A PAR VALUE OF $0.001 PER SHARE. 30,053,289 SHARES OF COMMON STOCK WERE ISSUED AND OUTSTANDING AS OF DECEMBER 31, 1997..

     PREFERRED STOCK - NO SHARES OF PREFERRED STOCK OF THE COMPANY (THE "PREFERRED STOCK") WERE ISSUED AND OUTSTANDING AS OF DECEMBER 31, 1997. SHARES OF PREFERRED STOCK WERE ISSUED DURING THE SECOND AND THIRD QUARTERS OF FISCAL YEAR 1997, BUT ALL HAVE BEEN CONVERTED TO COMMON STOCK BY THE HOLDERS THEREOF.

     RECENT SALES OF UNREGISTERED SECURITIES - DURING THE PERIOD NOVEMBER, 1995 THROUGH AUGUST, 1996, PURSUANT TO RULE 504 OF REGULATION D, THE COMPANY OFFERED AND SOLD TO APPROXIMATELY 160 PURCHASERS 2,000,000 SHARES OF COMMON STOCK AT $.50 PER SHARE.

                               FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     DURING THE PERIOD NOVEMBER, 1996 THROUGH MAY, 1997, THE COMPANY ISSUED APPROXIMATELY 4,000,000 ADDITIONAL SHARES OF COMMON STOCK FOR VARIOUS PURPOSES AND CONSIDERATION. THE COMPANY TREATED ALL SUCH ISSUANCES AS EXEMPT FROM REGISTRATION UNDER RULE 504 OF REGULATION D, AND THE MAJOR TRANSACTIONS REFLECTED THEREIN INCLUDED THE FOLLOWING:

     (1.) IN 1997, THE COMPANY SOLD 3,980,265 SHARES SOLD FOR APPROXIMATELY $2,400,000 OR $.60 PER SHARE.

     (2.) 550,000 SHARES ISSUED TO SECURE CERTAIN BRIDGE FINANCING FROM GENERATION CAPITAL ASSOCIATES..

     (3.) IN SEPTEMBER, 1996, PURSUANT TO SECTION 4(2) OF THE SECURITIES ACT THE COMPANY SOLD TO SIX PURCHASERS 575,000 SHARES OF COMMON STOCK AT A PURCHASE PRICE OF $.50 PER SHARE.

     (4.) IN DECEMBER, 1996 IN CONNECTION WITH CERTAIN BRIDGE FINANCING IN THE AMOUNT OF $200,000, THE COMPANY GRANTED TO GENERATION CAPITAL ASSOCIATES, A NEW YORK LIMITED PARTNERSHIP, WARRANTS FOR THE PURCHASE OF AN AGGREGATE OF 100,000 SHARES OF COMMON STOCK AT AN EXERCISE PRICE OF $.65 PER SHARE, WHICH WERE EVENTUALLY EXERCISED AT THAT PRICE.

     (5.) IN DECEMBER, 1996 AND JULY, 1997 IN CONNECTION WITH DEBT FINANCING FROM GORDON BROTHERS CAPITAL CORPORATION AND PURSUANT TO SECTION 4(2) OF THE SECURITIES ACT, THE COMPANY GRANTED TO THE LENDER WARRANTS FOR THE PURCHASE OF AN AGGREGATE OF 1,000,000 SHARES OF COMMON STOCK AT AN EXERCISE PRICE OF $.125 PER SHARE, WHICH THE LENDER EXERCISED IN NOVEMBER, 1997. CERTAIN 'PIGGYBACK' AND OTHER REGISTRATION RIGHTS WITH RESPECT TO THE WARRANT SHARES WERE ALSO GRANTED TO GORDON BROTHERS CAPITAL CORPORATION.

     (6.) IN 1996 PURSUANT TO THE ACQUISITION AGREEMENT, THE COMPANY ISSUED TO MR. FIXLER 6,063,036 SHARES OF COMMON STOCK (AT A VALUE OF $1.01 PER SHARE) IN A TRANSACTION EXEMPT FROM REGISTRATION UNDER SECTION 4(2) OF THE SECURITIES ACT.

     (7.)   FROM JUNE, 1997 TO OCTOBER 1, 1997, PURSUANT TO AN OFFERING UNDER
            SECTION 4(2) OF THE SECURITIES ACT, THE COMPANY SOLD 1,925,000 SHARES OF PREFERRED STOCK AT $1.00 PER SHARE. EACH SHARE OF PREFERRED STOCK WAS CONVERTIBLE INTO ONE SHARE OF COMMON STOCK, AND AS OF OCTOBER 1,1997 ALL OF THE PREFERRED STOCK HAD BEEN CONVERTED INTO 1,925,000 SHARES OF COMMON STOCK. IN ADDITION, HOLDERS OF PREFERRED STOCK WERE GRANTED RIGHTS TO ACQUIRE ADDITIONAL SHARES OF COMMON STOCK AT $1.00 PER SHARE, AND 1,925,000 SHARES OF COMMON STOCK WERE ISSUED PURSUANT TO EXERCISE OF SUCH RIGHTS.

     (8.) IN AUGUST, 1997, PURSUANT TO SECTION 4(2) OF THE SECURITIES ACT THE COMPANY ISSUED 571,000 SHARES OF COMMON STOCK (AT A VALUE OF $1.24 PER SHARE) IN CONSIDERATION OF AN EQUIPMENT PURCHASE FROM A COMMERCIAL ENTERPRISE.

     (9.) IN NOVEMBER, 1997, PURSUANT TO RULE 506 OF REGULATION D, THE COMPANY ISSUED TO TWO INSTITUTIONAL INVESTORS $8,000,000 AGGREGATE PRINCIPAL AMOUNT OF THREE-YEAR 5% CONVERTIBLE DEBENTURES. THE TRANSACTION REFLECTED A REISSUANCE OF $5,000,000 CONVERTIBLE DEBENTURES IN EXCHANGE FOR SIMILAR DEBENTURES ISSUED TO THE SAME PURCHASERS IN OCTOBER, 1997, AND A NEW ISSUANCE OF $3,000,000 CONVERTIBLE DEBENTURES TO ONE OF SUCH PURCHASERS. THE PRINCIPAL AMOUNT OF THE DEBENTURES, TOGETHER WITH ANY ACCRUED AND UNPAID INTEREST THEREON, ARE CONVERTIBLE AT ANY TIME INTO SHARES OF COMMON STOCK AT A CONVERSION PRICE EQUAL TO THE LESSER OF (I) $3.91 (110% OF THE AVERAGE CLOSING BID PRICE FOR THE 5 TRADING DAYS PRECEDING CLOSING), OR (II) 84% OF THE AVERAGE OF THE SLOWEST CLOSING BID PRICES DURING THE 10 TRADING DAYS PRECEDING CONVERSION. THE PURCHASERS ALSO RECEIVED WARRANTS TO PURCHASE AN AGGREGATE 530,240 SHARES OF COMMON STOCK AT AN EXERCISE PRICE EQUAL TO $3.91 PER SHARE. THE WARRANTS ARE EXERCISABLE AT ANY TIME THROUGH OCTOBER 24, 2000 (AS TO 331,400 SHARES) AND NOVEMBER 25,2000 (AS TO 198,840
            SHARES). PURSUANT TO THE TERMS OF THE DEBENTURES AND WARRANTS, THE COMPANY HAS FILED WITH THE SEC A REGISTRATION STATEMENT ON FORM SB-2 WITH RESPECT TO RESALE

                               FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

            BY THE HOLDERS OF SHARES OF COMMON STOCK ISSUABLE UPON CONVERSION OF THE DEBENTURES AND EXERCISE OF THE WARRANTS.

     (10.) IN JANUARY, 1998, PURSUANT TO RULE 506 OF REGULATION D, THE COMPANY ISSUED TO THE SAME TWO PURCHASERS $2,500,000 AGGREGATE PRINCIPAL AMOUNT OF THREE-YEAR, 4% CONVERTIBLE DEBENTURES, CONVERTIBLE (TOGETHER WITH INTEREST THEREON) AT ANY TIME INTO SHARES OF COMMON STOCK AT A CONVERSION PRICE EQUAL TO THE LESSER OF (I) $3.34, OR
            (II) 83% OF THE AVERAGE OF THE 5 LOWEST CLOSING BID PRICES FOR THE 10 TRADING DAYS PRECEDING CONVERSION. THE PURCHASERS ALSO RECEIVED WARRANTS TO PURCHASE AN AGGREGATE 198,413 SHARES OF COMMON STOCK AT AN EXERCISE PRICE EQUAL TO $3.34 PER SHARE. THE WARRANTS ARE EXERCISABLE AT ANY TIME THROUGH JANUARY 22, 2001. THE COMPANY IS REQUIRED TO AMEND THE REGISTRATION STATEMENT ON FORM SB-2 TO INCLUDE RESALE BY THE HOLDERS OF SHARES ISSUABLE UPON CONVERSION OF SUCH DEBENTURES AND EXERCISE OF SUCH WARRANTS.

     STOCK OPTION -   AN EMPLOYMENT AGREEMENT WAS EXECUTED  ON JANUARY 3, 1997
WITH MARK FIXLER, THE COMPANY'S PRESIDENT, CEO AND PRINCIPAL SHAREHOLDER THAT INCLUDES, AMONG OTHER PROVISIONS, AN OPTION TO THE EMPLOYEE TO PURCHASE FOUR MILLION SHARES OF STOCK AT THE FIXED PRICE OF FIFTY CENTS PER SHARE. THIS OPTION CAN BE EXERCISED AT ANY TIME DURING THE EMPLOYMENT PERIOD. THE COMPANY IS SIMILARLY OBLIGATED TO PURCHASE $2 MILLION DOLLARS OF KEY MAN INSURANCE.

NOTE 12  - SEGMENT INFORMATION

     THE COMPANY'S CORPORATE AWARDS JEWELRY MARKETING BUSINESS ACTIVITY IS STILL CONTINUING ON A LIMITED BASIS. REVENUES FROM CORPORATE AWARDS JEWELRY MARKETING BUSINESS FOR FISCAL YEAR 1997 WERE APPROXIMATELY 2.3% OF THE COMPANY'S REVENUE. THE PURCHASE ORDER FINANCING BUSINESS IS BEING PHASED OUT. AS OF DECEMBER 31, 1997 THE AGGREGATE PRINCIPAL OF THE PURCHASE ORDER FINANCING CONTRACTS WAS REDUCED TO APPROXIMATELY $30,000, AND THE COMPANY IS NOT ENTERING AND DOES NOT INTEND TO ENTER INTO ANY ADDITIONAL PURCHASE ORDER FINANCING ARRANGEMENTS. REVENUES FROM THE PURCHASE ORDER FINANCING BUSINESS FOR FISCAL YEAR 1997 WERE APPROXIMATELY 4% OF THE COMPANY'S REVENUE.

NOTE 13 - SUBSEQUENT EVENTS

     POLY STYLE INDUSTRIES, INC  -   IN FEBRUARY, 1998, THE COMPANY ENTERED INTO
AN AGREEMENT ON FEBRUARY 3, 1998 WITH UNIVERSAL VINYL CORP. ("UV"), A FLORIDA CORPORATION, AS SELLER, AND YORAM AISENBERG AND AVRAHAM WEINSTEIN, JOINTLY AND SEVERALLY AS GUARANTORS OF UV'S OBLIGATIONS. UNDER THE UV AGREEMENT, CERTAIN CONDITIONS HAVING BEEN SATISFIED, ON FEBRUARY 28, 1998, THE COMPANY ACQUIRED THE ASSETS OF UV, WHOSE OPERATIONS ARE LOCATED AT A PLANT IN MEDLEY, FLORIDA, A SUBURB OF MIAMI. THE PURCHASE PRICE OF THESE ASSETS IS $1.04 MILLION. THE SOURCE OF FUNDS FOR THIS ACQUISITION IS CASH ON HAND, ARISING FROM THE VARIOUS CAPITAL RAISING ACTIVITIES OF THE COMPANY.

     THE COMPANY INTENDS TO UTILIZE THE ASSETS ACQUIRED UNDER THE UV AGREEMENT THROUGH ITS WHOLLY-OWNED SUBSIDIARY, POLY STYLE INDUSTRIES, INC. ("POLY STYLE"), INCORPORATED UNDER DELAWARE LAW ON FEBRUARY 18, 1998. THE COMPANY INTENDS THAT POLY STYLE WILL MOVE AND OPERATE THOSE ASSETS TO AND AT SPACE TO BE IDENTIFIED AND TO BE LEASED IN MEDLEY, FLORIDA. THE LEASE AND RELOCATION IS NOT EXPECTED TO BE FINALIZED UNTIL APPROXIMATELY THE END OF APRIL, 1998.

     IN ADDITION TO BEING THE PRESIDENT OF UV, MR. AISENBERG IS A DIRECTOR OF NITRO PLASTIC TECHNOLOGIES OF ISRAEL ("NITRO"). NITRO OWNS THE PROPRIETARY INJECTION MOLDING PROCESS LICENSED TO AND USED BY PALLET TECHNOLOGIES IN MANUFACTURING PALLETS. IN FEBRUARY, 1998, NITRO, MR. AISENBERG AND PALLET TECHNOLOGIES ENTERED INTO THE FIRST AMENDED LICENSING AND MARKETING AGREEMENT UNDER WHICH THE THE ROYALTY RATE OF $2.50 PER PALLET SOLD UNDER PALLET TECHNOLOGIES' ORIGINAL AGREEMENT WITH NITRO IS REDUCED TO $0.50 DURING THE FIRST FIVE YEARS AND $0.25 DURING THE NEXT FIVE YEARS. PALLET TECHNOLOGIES, IN ADDITION TO CONTINUING ITS OPERATIONS AT THE FACILITY, HAS ORDERED (AT AN AGGREGATE INSTALLED COST OF APPROXIMATELY $4.0 MILLION) AND, DURING APPROXIMATELY THE THIRD QUARTER OF FISCAL 1998 EXPECTS TO INSTALL EQUIPMENT AT THE FLORIDA PLANT, AND TO COMMENCE THE PRODUCTION OF PALLETS FROM PLASTIC RESIN PELLETS ACQUIRED FROM THIRD PARTY SUPPLIERS.

                               FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

     PALLET TECHNOLOGIES, INC - DURING JANUARY, 1998 THE COMPANY COMMENCED THE MANUFACTURING OF PLASTIC PALLETS FROM RECYCLED RESIN THROUGH ITS WHOLLY-OWNED SUBSIDIARY, PALLET TECHNOLOGIES, INC., A DELAWARE CORPORATION, INCORPORATED ON JULY 7, 1997. PALLET TECHNOLOGIES WAS ORIGINALLY INCORPORATED UNDER THE NAME PALLETECH, INC. BUT AMENDED ITS CERTIFICATE OF INCORPORATION ON DECEMBER 15, 1997 TO CHANGE ITS NAME.

     CONVERTIBLE DEBENTURES  -   IN JANUARY, 1998, THE COMPANY ISSUED TO THE
SAME TWO PURCHASERS $2,500,000 AGGREGATE PRINCIPAL AMOUNT OF THREE-YEAR, 4% CONVERTIBLE DEBENTURES, CONVERTIBLE (TOGETHER WITH INTEREST THEREON) AT ANY TIME INTO SHARES OF COMMON STOCK AT A CONVERSION PRICE EQUAL TO THE LESSER OF (1) $3.34, OR (2) 83% OF THE AVERAGE OF THE 5 LOWEST CLOSING BID PRICES FOR 'THE 10 TRADING DAYS PRECEDING CONVERSION. THE PURCHASERS ALSO RECEIVED WARRANTS TO PURCHASE AN AGGREGATE 198,413 SHARES OF COMMON STOCK AT AN EXERCISE PRICE EQUAL TO $3.34 PER SHARE. THE WARRANTS ARE EXERCISABLE AT ANY TIME THROUGH JANUARY 22, 2001. THE COMPANY IS REQUIRED TO AMEND THE REGISTRATION STATEMENT ON FORM SB-2 TO INCLUDE RESALE BY THE HOLDERS OF SHARES ISSUABLE UPON CONVERSION OF SUCH DEBENTURES AND EXERCISE OF SUCH WARRANTS.

     UNDER GENERALLY THE SAME TERMS AND CONDITIONS IN MARCH, 1998, THE COMPANY ISSUED TO THE SAME TWO PURCHASERS $1,500,000 AGGREGATE PRINCIPAL AMOUNT OF THREE-YEAR, 4% CONVERTIBLE DEBENTURES, CONVERTIBLE (TOGETHER WITH INTEREST THEREON) AT ANY TIME INTO SHARES OF COMMON STOCK AT A CONVERSION PRICE AS PREVIOUSLY DEFINED. THE COMPANY IS REQUIRED TO AMEND THE REGISTRATION STATEMENT ON FORM SB-2 TO INCLUDE RESALE BY THE HOLDERS OF SHARES ISSUABLE UPON CONVERSION OF SUCH DEBENTURES AND EXERCISE OF SUCH WARRANTS.