Form 10QSB/A
period 1998-03-31
FIX CORP INTERNATIONAL INC
filed 1998-07-27
CIK 1029672

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON D.C.  20549

                                  AMENDMENT NO. 1
                                    FORM 10-QSB

               [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                             FOR SMALL BUSINESS ISSUERS
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                         OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     FOR THE TRANSITION PERIOD FROM ___ TO ____
                          COMMISSION FILE NUMBER 000-23369

                            FIX-CORP INTERNATIONAL, INC.
              (EXACT NAME OF SMALL BUSINESS REGISTRANT IN ITS CHAPTER)

                DELAWARE                               34-1783774
      (STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER
     INCORPORATION OR ORGANIZATION)                (IDENTIFICATION NO.)

        3637 SOUTH GREEN ROAD /                          SUITE 201
              BEACHWOOD, OHIO                             44122
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

                                    YES   X    NO
                                        ----      ----

       SHARES OF REGISTRANT'S COMMON SHARES, WITHOUT PAR VALUE, OUTSTANDING AT
                                   MAY 8, 1998 WAS
                                      30,108,769

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             FIX-CORP INTERNATIONAL, INC.
                                   AND SUBSIDIARIES
                                        INDEX
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Part I.        Financial Information

     Item 1.  Financial Statements

               Consolidated Balance Sheet as of March 31, 1998 . . . . . . .   1

               Consolidated Income Statement for the quarters
               ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . .   2

               Consolidated Statement of Stockholders' Equity
               for the quarter ended March 31, 1998. . . . . . . . . . . . .   3

               Consolidated Statements of Cash Flows for the
               quarters ended March 31, 1998 and 1997  . . . . . . . . . . .   4

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . . . .   5

Part II.       Other Information

     Items 1-5 Not Applicable

     Item 6.   Exhibits
               #27.1   Financial Data Schedule . . . . . . . . . . . . . . .   9

               Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .  10


ITEM 1.   FINANCIAL STATEMENTS

                   FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEET
                                   MARCH 31, 1998
                             (AS RESTATED, SEE ITEM 2.)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                       ASSETS                                  3/31/98         3/31/97      12/31/97
                                                            ----------      ----------    ----------
CURRENT ASSETS                                              (UNAUDITED)     (UNAUDITED)     (AUDITED)
    CASH                                                    $2,827,887       $362,078     $6,895,619
    INVESTMENT IN MARKETABLE SECURITIES                        712,047        121,085        108,287
    TRADE ACCOUNTS RECEIVABLE                                2,895,877        930,390      1,643,503
    INVENTORIES                                              4,477,939        147,053      2,910,220
    OTHER CURRENT ASSETS                                       132,695        386,649         75,285
                                                            ----------      ----------    ----------
        TOTAL CURRENT ASSETS                                11,046,445      1,947,255     11,632,914
                                                            ----------      ----------    ----------


PROPERTY, PLANT AND EQUIPMENT
    LAND AND LAND HELD FOR DEVELOPMENT                         100,000        100,000        100,000
    BUILDINGS                                                1,044,659      1,000,000      1,000,000
    EQUIPMENT                                               18,442,453      2,414,500     13,388,496
                                                            ----------      ----------    ----------

                                                            19,587,112      2,514,500     14,488,496
    LESS ACCUMULATED DEPREC./AMORT.                           (980,310)      (107,928)      (680,310)
                                                            ----------      ----------    ----------
    PROPERTY, PLANT AND EQUIPMENT - NET                     18,606,802      3,406,572     13,808,186

OTHER ASSETS
    DEFERRED INCOME TAXES                                      820,050        412,150        820,050
    OTHER ASSETS AND DEFERRED CHARGES                        1,526,285        527,164      1,228,948
                                                            ----------      ----------    ----------
    TOTAL OTHER ASSETS                                       2,346,335        939,314      2,048,998
                                                            ----------      ----------    ----------


    TOTAL ASSETS                                           $31,999,582     $6,293,141    $27,490,098
                                                           -----------     ----------    ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    SHORT-TERM BORROWINGS                                     $285,000     $3,774,723       $320,000
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    1,279,085        587,777      4,087,543
    CURRENT PORTION OF LONG-TERM DEBT                                0              0      3,500,000
                                                            ----------      ----------    ----------

    TOTAL CURRENT LIABILITIES                                1,564,085      4,362,500      7,907,543
                                                            ----------     ----------    -----------
      LONG-TERM DEBT                                         9,399,327              0      3,280,489
    SUBORDINATED CONVERTIBLE DEBENTURES                     12,000,000              0      8,000,000

STOCKHOLDERS' EQUITY
    PREFERRED STOCK, $.001 PAR VALUE, 2,000,000
    SHARES AUTHORIZED, -0- SHARES ISSUED OR OUTSTANDING              0              0              0
    COMMON STOCK, $.001 PAR VALUE, 100,000,000
    SHARES AUTHORIZED AND 30,158,269 ISSUED AND
    OUTSTANDING AS OF 3/31/98                                   30,158          2,129         30,058
    ADDITIONAL PAID-IN CAPITAL                              14,204,204      6,686,374     13,904,304
    UNREALIZED LOSS ON INVESTMENTS                             (21,173)       (68,673)       (21,173)
    RETAINED EARNINGS (DEFICIT)                             (5,177,019)    (4,689,189)    (5,611,123)
    TOTAL STOCKHOLDERS' EQUITY                               9,036,170      1,930,641      8,302,066

      TOTAL LIABILITIES AND
      STOCKHOLDERS' EQUITY                                  $31,999.58     $6,293,141    $27,490,098
                                                            ----------     ----------    -----------


                   FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED INCOME STATEMENT
                        FOR THE QUARTER ENDED MARCH 31, 1998
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                                                             QTR ENDED       QTR ENDED   YEAR ENDED
                                                              3/31/98         3/31/97     12/31/99
                                                             ---------        -------     ---------
                                                            (UNAUDITED)     (UNAUDITED)   (AUDITED)
REVENUE
     SALES, NET                                             $4,177,007     $1,168,530     $8,020,304

COST OF SALES
     COST OF SALES                                          $1,818,773        637,944      6,907,858
                                                            ----------     ----------    -----------
          GROSS PROFIT                                       2,358,234        530,586      1,112,446
                                                             ---------     ----------    -----------
OPERATING EXPENSES
     SALARIES, WAGES AND RELATED COSTS                         291,242        293,676        436,372
     DEPRECIATION AND AMORTIZATION                             300,000        101,500        751,500
     LEGAL, PROFESSIONAL AND CONSULTING FEES                   138,585         30,239        346,633
     OTHER GENERAL AND ADMINISTRATIVE                        1,403,585        242,913        627,222
                                                             ---------     ----------    -----------
          TOTAL OPERATING EXPENSES                           2,133,412        668,328      2,161,727
                                                             ---------     ----------    -----------
          OPERATING INCOME (LOSS)                              224,822       (137,742)    (1,049,281)
                                                             ---------     ----------    -----------

OTHER INCOME (EXPENSE)
     INTEREST INCOME (EXPENSE) AND
          FINANCING COSTS-NET                                  309,282         32,592       (385,703)
                                                             ---------     ----------     ----------

     NET INCOME (LOSS) BEFORE INCOME TAXES                     534,104       (105,150)    (1,434,984)

     PROVISIONS FOR INCOME TAXES                               100,000              0       (407,900)
                                                             ---------     ----------     ----------

          NET INCOME (LOSS)                                   $434,104      ($105,150)    $1,027,084)
                                                             ---------     ----------     ----------

     BASIC EARNINGS (LOSS PER COMMON SHARE                      $0.017        ($0.007)       ($0.039)

     DILUTED EARNINGS (LOSS PER COMMON SHARE                    $0.014        ($0.006)        ($0.34)



                   FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        FOR THE QUARTER ENDED MARCH 31, 1998




                                                                                                                      TOTAL
                                                                                      ADDITIONAL    RETAINED          STOCK
                                                         COMMON           STOCK         PAID-IN      EARNINGS        HOLDERS
                                                         SHARES           AMOUNT        CAPITAL     (DEFICIT)         BOUNTY
                                                        ---------      ---------      ---------    ----------      ----------
BALANCES AT DECEMBER 31, 1996,  AS RESTATED            20,974,024        $20,974     $6,345,529   ($4,584,039)     $1,782,464

PREFERRED STOCK PLACEMENT PROCEEDS:
ISSUANCE OF COMMON STOCK UPON CONVERSION                1,925,000          1,925      1,923,075                     1,925,000
PROCEEDS FROM EXERCISE OF RELATED WARRANTS              1,925,000          1,925      1,923,075                     1,925,000

PROCEEDS FROM SALE OF RESTRICTED SHARES                 3,980,265          3,980      2,396,814                     2,400,794

PROCEEDS FROM EXERCISE OF WARRANTS                        500,000            500         62,000                        62,500

CANCELLATION AND REISSUANCE OF COMMON SHARES
ISSUED IN 1996 TO SECURE BRIDGE FINANCING                 183,000            183        546,342                       546,525

ACQUISITION OF EQUIPMENT                                  571,000            571        707,469                       708,040

NET (LOSS) FOR THE PERIOD                                                                          (1,027,084)     (1,027,084)
                                                        ---------      ---------      ---------    ----------      ----------
BALANCE AT DECEMBER 31, 1997                           30,058,289         30,058     13,904,304    (5,611,123)      8,323,239

PROCEEDS FROM SALE OF RESTRICTED SHARES                   300,000            100        299,900                       300,000

NET INCOME FOR THE PERIOD                                                                             434,104         434,104

BALANCES AT MARCH 31, 1998                             30,358,289        $30,158    $14,204,204   ($5,177,019)     (9,057,343)
                                                       ----------      ---------    -----------    ----------      ----------
UNREALIZED HOLDING LOSS ON INVESTMENTS                                                                                (21,173)

                                                                                                                   $9,036,170
                                                                                                                   ----------


                   FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   QUARTER               12 MONTHS
                                                                    ENDED                  ENDED
                                                                   3/31/98                12/31/97
                                                                 ----------              ----------
                                                                 (UNAUDITED)             (AUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES
NET INCOME (LOSS                                                   $434,104              ($1,027,084)
                                                                 ----------               ----------
ADJUSTMENTS TO RECONCILE NET INCOME TO
  NET CASH USED BY OPERATING ACTIVITIES:
DEPRECIATION AND AMORTIZATION EXPENSE                               300,000                  728,044
(INCREASE) IN INVESTMENT IN MARKETABLE SECURITIES                  (603,760)                  22,405
(INCREASE) IN ACCOUNTS RECEIVABLE                                (1,222,374)              (1,363,068)
(INCREASE) IN INVENTORIES                                        (1,567,719)              (2,814,218)
(INCREASE) IN OTHER CURRENT ASSETS                                  (87,410)                 (45,285)
(INCREASE) IN OTHER ASSETS                                         (317,337)                (407,900)
(DECREASE) IN ACCOUNTS PAYABLE AND ACCRUED EXPENSES              (2,808,458)               3,975,219
                                                                 ----------               ----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 (5,872,954)                (931,887)
                                                                 ----------               ----------
CASH FLOWS PROVIDED (USED) BY INVESTING ACTIVITIES
PURCHASE OF EQUIPMENT                                            (5,098,616)             (10,737,816)
                                                                 ----------               ----------
CASH FLOWS FROM FINANCING ACTIVITIES
(PAYMENTS) ON NOTES PAYABLE                                         (35,000)                       0

PROCEEDS FROM SALE OF STOCK                                         300,000                6,438,294
PROCEEDS FROM BORROWINGS                                          2,638,838                3,902,489
PROCEEDS FROM CONVERTIBLE DEBENTURES                              4,000,000                8,000,000
                                                                 ----------               ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         6,903,838               18,340,783
                                                                 ----------               ----------
NET CASH (DECREASE)                                              (4,067,732)               6,671,080
                                                                 ----------               ----------
CASH AT BEGINNING OF PERIOD                                       6,895,619                  224,539
                                                                 ----------               ----------
CASH AT END OF PERIOD                                            $2,827,887               $6,895,619
                                                                 ----------               ----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The financial statements include the accounts of Fix-Corp International, Inc. and its wholly-owned subsidiaries Fixcor Industries, Inc., Pallet Technology, Inc., and Poly Style Industries, Inc. All significant intercompany balances and transactions have been eliminated.

In connection with the Company's initial registration of its securities, the financial statements for the years ended December 31, 1996 and 1997 have been restated to reflect the value of shares issued to a "related party" (a principal shareholder) as an expense in the period ended December 31, 1996; previously this had been included as part of the capitalized cost of the Resource Recovery plant. The restated purchase price of $3,400,000 has been reallocated on the same basis as the components of the appraised fair market values of the property at the time of the purchase.

Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the plastic packaging markets for both consumer and industrial uses; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability, new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report. Given these uncertainties, readers of this Report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

DEVELOPMENT STATE ACTIVITIES

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

For the years 1996 and 1997, no bad debt Provision was deemed necessary since in the opinion of management all trade receivables are collectible including the insignificant amount of P. O. financing receivables outstanding as of December 31, 1997, $30,000.

PHASE 1

This phase of the business plan relates to the source of the Company's revenues prior to acquisition of the Facility now owned and operated by Fixcor. The sources of these revenues were corporate awards jewelry marketing and the extension of financing to small businesses collateralized by purchase orders.

PHASE 2

With the acquisition of the Facility in Heath, Ohio, the Company, through its wholly-owned subsidiary, became the owner and operator of a stand-along post-consumer plastic recycling operation. This operation contains three operating lines. The first became operational January 8, 1997, the second March 4, 1997, and the third October 22, 1997. Since the acquisition of this Facility, the corporate awards jewelry marketing and the financing of purchase orders has become an immaterial portion of the revenues and operations of the Company. Funding of the Facility acquisition was made by obtaining bridge financing in the amount of $2.5 million from Gordon Brothers Capital Corp., and the issuance of 6,063,036 restricted common shares of the Company. The bridge financing was secured by a mortgage on the Facility, and a security interest in all inventory, accounts receivables and contracts with customers, and a personal guarantee of Mr. Fixler. On May 14, 1997, the Company replaced this bridge financing with permanent financing from NationsCredit Commercial Corporation for up to $7,000,000. This financing consisted of a security agreement on all of Fixcor's assets, and a credit line based upon a percentage of inventory and accounts receivable. All financing from NationsCredit Commercial Corporation was refinanced through Gordon Brothers Capital, LLC (successor to Gordon Brothers Capital Corp.) in December, 1997. This resulted in the Company, Fixcor and Pallet Technology being the borrowers on a revolving credit facility in the principal amount of $7,000,000 $3,500,00 of which principal matures in October, 1998.

PHASE 3

On July 7, 1997, the Company formed another wholly owned subsidiary, Pallet Technology. The purpose of this subsidiary is to specialize in the production of plastic pallets. Pallet Technology has ordered a specialized, state-of-the art, injection molding machine which transforms resin pellets, produced by Fixcor, into plastic pallets. Installation of this equipment was completed during January, 1998 and management expects to have it operating at full capacity by the end of the first quarter of fiscal year 1998. The approximate cost of the equipment, molds, transportation and installation of the equipment for Pallet Technology's operation at the Facility is $4.0 million, and the approximate cost of equipment, transportation and installation at the Florida Plant is expected to be approximately $3,000,000. The total cost of molds, which has not yet been determined, is not included in this amount. The cost of the standard pallet mold is approximately $700,000, and additional molds are on order. Not taking into consideration Pallet Technology's operations at the Florida Plant, which the Company expects to commence during the third quarter of fiscal year 1998, the Company conservatively estimates that Pallet Technology revenues for 1998 will be $13.0 million. With Pallet Technology operations running at the Florida Plant, the Company estimates that 1998 revenues will be $20.0 million. Permanent financing for the Pallet Technology equipment for installation at the Facility was secured from Gordon Brothers Capital Corp.

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

PHASE 5

During February, 1998, the Company's wholly-owned subsidiary, Poly Style entered into the UV Agreement, under which Poly Style acquired substantially all of the assets of UV at the UV Plant, for a purchase price of approximately $3.0 million. Poly Style manufactures plastic vertical window blinds from extruded PVC. Poly Style's operations commenced shortly after the acquisition at the UV Plant and are expected to be moved to the Florida Plant in May, 1998.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997, AS COMPARED TO THE QUARTER ENDED MARCH 31, 1998

A review of the first quarter of fiscal year 1998 as compared to the results of operations from the same period in 1997 indicates that the Company has continued to grow and improve its profitability. Gross margins for the first quarter of 1998 were $2,358,234 versus $530,586 for the prior year.

This growth is a result of increased resin sales from expanded capacity and operations at the Facility, the startup and sales of plastic pallets by Pallet Technology during the latter part of the first quarter of 1998, and the profitability of the Poly Style operations. Gross margins for these entities are summarized below:


                                      SALES            COGS        GROSS MARGIN
                                   ----------       -----------    ------------
               COMPANY             $  100,340       $   42,190      $   58,150
               FIXCOR               3,486,573        1,549,771       1,936,802
               POLY STYLE              72,026           28,810          43,216
               PALLET TECHNOLOGY      518,068          198,002         320,066


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

Another source of financing was the receipt of $4.0 million in the form of subordinated convertible debentures. These debentures bring the total amount of this form of debt to $12.0 million. (An additional $3.0 million in debentures were sold in April, 1998, and an additional $3.0 million in debentures were sold in June, 1998). These monies are used to fund the long-term growth needs of the Company. These needs include additional equipment and building expansions to accommodate the growth of the Company.

LIQUIDITY AND CAPITAL RESOURCES AS OF MARCH 31, 1998

As of March 31, 1998, other than ordering and installing equipment for use by Pallet Technology at the Florida Plant in capital expenditures and commitments therefore were minimal. As of that date Pallet Technology had ordered its equipment, making a commitment of approximately at least $3.7 million. This additional equipment for Pallet Technology's operations at the Florida Plant is expected to be installed during the second and third quarters of fiscal year 1998. Management believes that the present cash balances and funding available through the permanent financing and line of credit will be sufficient to meet the needs of the Fixcor operations. However, additional funding may be necessary with regard to the Pallet Technology operations in connection with their commencement during the second and third quarters of fiscal 1998, and in connection with the commencement of Poly Styles operations during that period. Management is working with financial institutions to ensure that sufficient monies are available to meet these needs, and it is believed that those monies will be available.

ITEMS 1-5 ARE NOT APPLICABLE

ITEM 6.  EXHIBITS

Exhibit Number      Description
--------------      -----------
27.1                Financial Date Schedule (submitted electronically to the
                    Commission for information only and not filed)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIX-CORP INTERNATIONAL, INC.

By   /s/ Andrew I. Press
     ---------------------
     Andrew I. Press
     Treasurer
     (Principal Financial Officer)

Date:     July 27, 1998