Form 10KSB/A
period 1997-12-31
FIX CORP INTERNATIONAL INC
filed 1998-07-28
CIK 1029672

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                               ----------------------
                                 AMENDMENT NO. 1 TO
                                    FORM 10-KSB


                                      Mark One

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  -    Act of 1934 [FEE REQUIRED] for the fiscal year ended December 31, 1997

   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
   -    of 1934 [NO FEE REQUIRED] for the transition period from ________ to
   --------------------------------------------------------------------------

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


The Company also markets jewelry products for corporate awards and gifts and extends financing to small businesses collateralized by purchase orders. These two businesses constituted substantially all of the businesses of the Company prior to the end of fiscal year 1996. During fiscal year 1997, however, revenues from these businesses constituted less than 7% of the Company's total revenues, with more than 93% of its revenues generated by the manufacturing of recycled plastic resin. (See Part II, Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.")


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


The Company intends to utilize the assets acquired under the UV Agreement through its wholly-owned subsidiary, Poly Style. Poly Style operated those assets at UV's location (the "UV Plant"), and will continue to do so until it moves those operations to other space (the "Florida Plant") leased in North Miami Beach, Florida. The lease of the Florida Plant was executed in April, 1998. Pallet Technology equipment has been delivered to the Florida Plant and is expected to be operational during the third quarter of fiscal year 1998. Poly Style's operations are expected to continue at the UV Plant for several months, but are expected to be moved to the Florida Plant before the end of fiscal year 1998.


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


In addition to being the President of UV and Poly Style, Mr. Aisenberg is a director of Nitro Plastic Technologies of Israel ("Nitro"). Nitro owns the proprietary injection molding process licensed to and used by Pallet Technology in manufacturing pallets. In February, 1998, Nitro, Mr. Aisenberg and Pallet Technology entered into the First Amended Licensing and Marketing Agreement under which the royalty rate of $2.50 per pallet sold under Pallet Technology's original agreement with Nitro is reduced to $0.50 during the first five years and $0.25 during the next five years. Pallet Technology, in addition to continuing its operations at the Facility, has ordered and, during approximately the third quarter of fiscal 1998 expects to install at the Florida Plant equipment, and to commence the production of pallets from plastic resin pellets acquired from third party suppliers. See Part I, Item 1, "DESCRIPTION OF BUSINESS--PATENTS, TRADEMARKS AND LICENSES" and Part II, Item 6, "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--PHASE 3."



In June, 1998, the following management changes occurred. Mr. Fixler resigned from his position as President of the Company, but retained his positions as Chief Executive Officer and Chairman of the Board. Gary M. DeLaurentiis was promoted to President of the Company. Andrew I. Press resigned from his position as Chief Financial Officer of the Company, but retained his positions as Treasurer and Director and as a member of committees of the Board of Directors of the Company. Roger A. Kittelson joined the Company as Chief Financial Officer.

In June, 1998, all credit facilities being provided by Gordon Brothers Capital, LLC were refinanced through a credit facility with Coast Business Credit, a division of Southern Pacific Bank, a commercial lender with an office located in Los Angeles, California. This financing was in the amount of $20,000,000 and was secured by a security interest in all of the Company's, Fixcor's, Pallet Technology's and Poly Style's receivables, inventory, equipment, investment property and general intangibles. Each of the Company, Fixcor and Pallet Technology also provided cross guarantees under this financing agreement. This financing arrangement included a $10,000,000 term loan, a $5,000,000 line of credit for accounts receivables and a $5,000,000 credit facility for new equipment purchases.



In June, 1998, the Company, through its wholly-owned subsidiary FRS-Delaware and FRS-Delaware's wholly-owned subsidiary FRS-Alberta, acquired the assets of a Canadian oil container recycling company, Plastic Recovery Systems for cash and stock. These operations are intended to compliment the oil-container recycling business that Fixcor is developing in the United States. See Part I, Item 1, "DESCRIPTION OF BUSINESS--CALIFORNIA GRANT AND ALLIED SIGNAL AGREEMENT."



In connection with the Company's initial registration of the Common Stock, the financial statements for the years ended December 31, 1996 and 1997 have been restated to reflect the value of shares issued to a "related party" (a principal shareholder) as an expense in the period ended December 31, 1996; previously this had been included as part of the capitalized cost of the Facility. The restated purchase price of $3,400,000 has been reallocated on the same basis as the components of the appraised fair market value of the Facility at the time of the purchase.


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

THE COMPANY


The Company has four wholly-owned subsidiaries, Fixcor, Pallet Technology, Poly Style. FRS-Delaware, in turn, has one wholly-owned subsidiary, FRS-Alberta. Fixcor owns and operates the Facility, located in the Mid-Ohio Industrial Park at 1835 James Parkway in Heath, Ohio 43056. On a month to month basis, the Company has leased the UV Plant, located at 9200 N.W. 102nd Street in Medley, Florida 33170 until approximately May 31, 1998, and currently leases the Florida Plant, located at 120 Northeast 179th Street, North Miami Beach, Florida from B-K-N Corporation, an Ohio corporation, in which S. Darwin Noll, a director of the Company, owns a controlling interest. Pallet Technology's operations take place at the Facility, and are expected to take place as well as at the Florida Plant. Poly Style's operations have taken place at the UV Plant, but are expected to be moved to the Florida Plant before the end of fiscal year 1998. The closest major metropolitan area to the Facility is Columbus, Ohio, about 30 miles away. The closest major metropolitan area to the Florida Plant is Miami, Florida, of which Medley and North Miami Beach are suburbs. Within the plastics industry, the Company intends to establish itself as a high volume supplier of recycled HDPE resin. Simultaneously the Company intends to pursue a program of vertical integration whereby it has the capacity to utilize recycled plastic resin pellets and fabricate a value-added plastic end product. Management has contemplated from time to time a spin-off of certain of its operations. However, the Company has taken no material action to pursue a spin-off, does not currently contemplate a spin-off, and no assurances can be made that a spin-off or similar transaction will occur. (See note 8 to the Financial Statements for fiscal year 1996.)


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



Upon consummation of the purchase of the Facility and prior to the securing of permanent financing, the Company entered into a formal Acquisition Agreement (the "Acquisition

Agreement") under which the Company conveyed the Facility to Fixcor in connection with its original subscription to all of the shares of common stock of Fixcor. Mr. Fixler was also a party to this Acquisition Agreement. Before the Company acquired the Facility under the Quantum Agreement, he had a non-written option to purchase the Facility. He waived his option to purchase and this waiver allowed the Company to make the acquisition. In addition, he personally guaranteed the bridge financing for the purchase of the Facility, and the Company issued to him 6,063,036 shares of common stock of the Company (the "Common Stock"), valued at $3,638,000, or $.60 per share, all of which were restricted shares. Mr. Fixler was principally responsible for representing the Company in these transactions. Since Mr. Fixler was also a principal shareholder of the Company, the value of the shares issued to him in connection with this transaction has been charged to expense for the year ended December 31, 1996.



In connection with the Company's initial registration of the Common Stock, the financial statements for the years ended December 31, 1996 and 1997 have been restated to reflect the value of shares issued to a "related party" (Mr. Fixler, a principal stockholder) as an expense in the period ended December 31, 1996; previously this had been included as part of the capitalized cost of the Facility. The restated purchase price of $3,400,000 has been reallocated on the same basis as the components of the appraised fair market values of the property at the time of the purchase.


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

OPERATIONS AT THE FACILITY


The Facility produces post-consumer high density polyethylene (HDPE) plastic resin pellets. The Facility has three recycling lines which are capable of producing approximately 66,000,000 to 72,000,000 pounds of post-consumer plastic resin per year. The Company expects that the average selling price of this resin can be maintained for the foreseeable future at approximately the current levels, resulting in annual gross sales of approximately $20,000,000 to $25,000,000 per year with all processing lines operating.



The manufacturing process is substantially automated and is generally capable of running 24 hours per day, permitting Fixcor to utilize three shifts. Fixcor's current production (i.e., output that it produced through approximately the end of the second quarter of fiscal year 1998) is sold out. With the third line operating since October, 1997, Fixcor expects its capacity to come closer to meeting the demand for the HDPE resin. The Company believes that it can sell all of the resin that the Facility can and will produce in the near future. Company management believes that the recycling of HDPE is not generally a seasonal business, either with respect to the supply of raw materials or with respect to customers' demand. The demand is one that the Company believes is not currently being met. While Fixcor's business is not concentrated on any one region of the United States, and while it has no current plans to do so, the Company believes that it may be advantageous in the future to expand by opening plants in other regions of the United States to be closer to suppliers and customers. The Company expects, and has made plans, to expand the Facility during fiscal year 1998. Fixcor currently has no sales to foreign customers. Its customers are generally companies with annual sales revenue of between $50,000,000 and $250,000,000. In addition, management believes that Fixcor enjoys a competitive advantage over its competitors due to an advantageous rate for electric power from Ohio Power. Fixcor owns its own substation that regulates and supplies its power. The national rate charged to commercial customers is $0.09 per kilowatt hour. Fixcor pays $0.032 per kilowatt hour for use at the Facility. This differential translates into a cost of $0.011 per pound of plastic produced. In addition, the Facility has its own waste water treatment plant. This permits the Facility to recycle 50% to 75% of the water that it consumes per day and aids in lowering the cost of producing resin pellets.


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



In July, 1997, the Company, Fixcor and Pallet Technology, as borrowers, secured financing from Gordon Brothers Capital Corporation, in the form of a $3,500,000 line of credit, intended to finance the acquisition of equipment for use in the operations of Pallet Technology. This credit facility is secured by substantially all of the assets of the Company and its subsidiaries. Mr. Fixler is the guarantor of this line of credit in an amount up to $1,000,000. All financing from NationsCredit Commercial Corporation was refinanced through Gordon Brothers Capital, LLC (successor to Gordon Brothers Capital Corporation) in December, 1997. This resulted in the Company, Fixcor and Pallet Technology being the borrowers on a revolving credit facility in the principal amount of $7,000,000, $3,500,000 of which principal matures in October, 1998. In June, 1998, all financing through Gordon Brothers Capital, LLC was refinanced through Coast by a credit facility in the amount of $20,000,000. Coast did not require that Mr. Fixler provide a guarantee in connection with this credit facility, but each of the borrowers cross-guaranteed the obligations of the others.


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


Fixcor's accounts receivable, as well as its accounts payable, are generally due within 30 days of invoice. The Company believes that this is consistent with industry practice. Fixcor's operations and budget account for the delay between paying for the raw materials and being paid for the resin produced. Again, the Company believes that this is consistent with industry practice. No customer of Fixcor purchases 40% or more of Fixcor's production. The one customer that approaches purchasing 40% of the production is a wholesale distributor, to whom Fixcor sells resin for further distribution. No other customer purchases more than 10% of Fixcor's production.


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


Customers of Pallet Technology are, and management expects that those customers will continue to be, closed-loop warehouses and distribution centers, such as large retailers who are directly involved in much of the manufacturing, warehousing and retail distribution of their products. No customer purchases, or has placed a purchase order in a quantity that would make that customer a purchaser of 10% or more of Pallet Technology's production. Pallet Technology received advance purchase orders for pallets produced by Pallet Technology in amounts in excess of $5,000,000. As of June 1, Pallet Technology had approximately $10,000,000 in orders. The Company expects to ship Pallet Technology's products through traditional rail and truck channels.


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

EMPLOYMENT AGREEMENTS


Mr. Fixler has entered into a written employment agreement with the Company with a term of three years commencing January 1, 1997 . Gary M. DeLaurentiis has entered into an employment agreement with the Company with a term of five years commencing January 1, 1997. Mr. Aisenberg has entered into a written employment agreement with the Company with a term of five years commencing March 5, 1998. Mr. Kittelson has entered into a written employment agreement with the Company with a term of five years commencing July 16, 1998. See Part III, Item 10, "EXECUTIVE COMPENSATION." No other employees have written employment or collective bargaining agreements with the Company or any of its subsidiaries.


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

EMPLOYEES


As of June 26, 1998, the Company and its subsidiaries had a total of approximately 169 employees, all of whom were full-time employees. Of these, Fixcor had approximately 128 production personnel and a support staff of 10, and Pallet Technology had 12 production personnel, at the Facility. The Company had another four employees at its headquarters office in Beachwood. Poly Style had approximately 15 employees at the UV Plant. The Company has no collective bargaining agreement with its employees and no union represents them. There have been no interruptions or curtailments of operations due to labor disputes and the Company believes that relations with its and its subsidiaries' employees are good.


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


                            BASIS       LIFE CLAIMED       METHOD
Building            $1,000,000     39 years       Straight-line



Equipment      $11,600,000    10 years       Straight-line


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


The Company leases the UV Plant in Medley, Florida on a month to month basis, and, by the end of fiscal year 1998, plans to move into the Florida Plant. The Florida Plant, located at 120 Northeast 179th Street, North Miami Beach, Florida, consists of approximately 65,000 sq. ft. of space. This lease commenced April 17, 1998, has a term of 10 years, and the lease rate is $24,375 per month. The lease also grants the Company an option to buy the Florida Plant during the first five years of the term. The UV Plant is located in Medley, Florida, and the Florida Plant is located in North Miami Beach, Florida. Each of Medley and North Miami Beach is a suburb of Miami, Florida. The Company allocates space at the Florida Plant between Poly Style and Pallet Technology.


ITEM 3.  LEGAL PROCEEDINGS

The Company is from time to time made a party to legal proceedings arising in the ordinary course of business. The Company does not believe that the results of such legal proceedings, even if unfavorable to the Company, will have a materially adverse impact on its financial condition or the results of its operations.


The Company is a third party defendant in a lawsuit pending in the Common Pleas Court of Cuyahoga County, Ohio, GLOBAL INVESTMENTS & ADVISORY GROUP, INC. V. 3DM, LIMITED LIABILITY CO., ET AL. V. FIX-CORP INTERNATIONAL, ET AL. This proceeding began on approximately July 9, 1997 when the Company was served with a third party complaint filed by 3DM, Limited Liability Co. ("3DM") on May 12, 1997. This case arises out of the relationship between the Company and 3DM, which the Company believes has been terminated and settled, and the relationship between 3DM and Quantum in connection with the acquisition of the Facility. See
PART I, ITEM 1, "DESCRIPTION OF BUSINESS," and "DESCRIPTION OF BUSINESS, ACQUISITION OF THE FACILITY". The latter relationship was the subject of prior litigation in which the Company was also joined as a party defendant with 3DM. The Company subsequently was dismissed from this earlier litigation. 3DM did not bring any claim against the Company in the prior litigation, and a default judgment was entered against 3DM and its principals on the matter of its breach of its agreement with Quantum. In its claim against the Company, 3DM seeks compensatory damages in excess of $25,000 and attorney fees in each of Counts I through VII of the third party complaint and punitive damages in excess of $25,000 and attorney fees in Count VIII although 3DM has served an amended demand increasing its damage demand to $1,000,000. On February 2, 1998 the Company filed a motion to dismiss the third party complaint filed against the Company for failure to state a claim and for the reason that the Company is not a proper subject of a third party complaint under the applicable rules of civil procedure. The motion to dismiss was overruled by the court without any further decision. However, the Company and Mr. Fixler were granted the right to file a counterclaim against 3DM and its principals, and that counterclaim was filed on April 9, 1998. 3DM and its principals have filed an answer. The Company does not believe that the pending litigation involving 3DM will have a material adverse effect on the Company or its operations. The Court has referred this case to non-binding mediation, scheduled for late July, 1998. Depositions have been given and some settlement discussions have taken place.



In March and April, 1996, a person purporting to represent an entity known as AMR Group ("AMR") approached the Company had represented they could assist the company with private placements of its securities. As a result, certain non-exclusive memorandum-type agreements were entered into by and between the Company and AMR, one being an Investor Agreement (the "Investor Agreement") and the other being a Consulting Agreement (the "Consulting Agreement"). The terms of the Investor Agreement are vague. The understanding of the Company was that AMR would provide assistance in financial structuring, debt and/or equity funding, private and public placements and negotiation strategies, in consideration for which AMR was to be granted warrants for 2 million shares (500,000 shares at each of the following exercise prices: $0.05, $1.00; $3.00; and $5.00). Under the Consulting Agreement, AMR was to receive a fee based on financing from a source originated by AMR. AMR did not provide any of the services for which the Company contracted and the agreements were deemed to be terminated by the Company. After virtually no contact in two (2) years, in January and February, 1998, AMR contacted the Company and asserted a right to exercise certain warrants. The Company maintained its position that any agreements with AMR had terminated due to non-performance. In addition, a check of the records of the Ohio Secretary of State's indicates that no entity, trade name or fictitious name has ever been registered under the name "AMR Group". AMR filed an action against the Company and Mr. Fixler in the Common Pleas Court of Cuyahoga County, Ohio alleging damages and requesting specific performance as to certain alleged warrants and/or stock options. Based on the Company's position that the alleged agreement contained an arbitration clause, AMR dismissed its complaint and indicated that it would commence, and did commence, an arbitration proceeding with respect to this matter. Prior to commencement of the litigation, AMR through its attorney forwarded a letter which contained statements which the Company and Mr. Fixler deemed to be improper and actionable. In relation to this matter, the Company filed an answer and counterclaim and a cross claim naming additional parties, whom the Company believes were partners or joint venturers of AMR at the time of its initial dealings with the Company and Mr. Fixler. This matter is pending as an arbitration before the American Arbitration Association. Due to the need to name additional parties, a declaratory judgment action is required to be filed in a Common Pleas Court of competent jurisdiction in order to determine additional parties who will be subject to the arbitration.



As of July 1, 1998 and for approximately eight months, the Company had been in discussions with Paul Parshall, an affiliate and consultant of the Company's predecessor, in connection with infirmities in the organization, corporate structure and share issuances of that predecessor. No complaint has been filed in this matter. However, the parties have been involved in ongoing conversations. The Company has provided settlement documents for review by Mr. Parshall's attorney. The Company was led to believe that Mr. Parshall was considering settling the case, but he has since abandoned those efforts. The Company is conferring with counsel regarding further action on this matter. The 201,020 shares issued (upon the Company's Delaware incorporation) to Mr. Parshall and a company affiliated with him have been noted on the Company's records as being subject to cancellation and are not included in the number of shares indicated in this Registration Statement as outstanding as of June 30, 1998. The Company has notified its transfer agent accordingly.


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


As of June 30, 1998, 30,218,269 shares of Common Stock were issued and outstanding, and there were approximately 525 record holders of Common Stock. As of that date, no shares of Preferred Stock were issued and outstanding.



Mr. Aisenberg holds an option to purchase 200,000 shares of Common Stock under his employment agreement with the Company. Mr. Kittelson holds an option to purchase 500,000 shares of Common Stock, none of which are currently vested, under his employment agreement and his incentive stock option agreement with the Company, each dated July 16, 1998. The option to purchase 4,000,000 shares of Common Stock previously held by Mr. Fixler was cancelled in April, 1998. See
Part III, Item 10, EXECUTIVE COMPENSATION.


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


     - 125,000 shares (valued at $.42 per share) issued in consideration of services provided by a non-affiliated party.


     - 655,000 shares sold to approximately 30 purchasers at $.60 to $.65 per share.

     - 1,000,000 shares issued to secure certain bridge financing from Generation Capital Associates (such debt was subsequently converted into 550,000 of such shares, with the balance returned to the Company).

     - 1,363,000 shares issued to BLB Financing Co. to secure financing in the amount of $485,000 (such financing was subsequently converted into shares at $.355 per share)


The Company has been advised that it apparently did not satisfy all requirements of the Rule 504 exemption from registration with respect to the share issuances described above. Specifically, as the result of application of "integration" principles or otherwise the Company exceeded the aggregate dollar limitation for the Rule 504 exemption. The Company does not believe that any shareholders have been harmed by reason of any such deficiencies, in that the prices at which the shares were issued are substantially below the current market value of such shares. Accordingly, the Company has not extended offers of recision to persons who acquired shares in such transactions. However, the Company has taken steps, including retention of new legal counsel, to ensure that any future offerings made pursuant to Rule 504 will be in full compliance with the requirements of the exemption.


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


In April, 1997, pursuant to the Acquisition Agreement, the Company issued to Mr. Fixler 6,063,036 shares of Common Stock (at a value of $.60 per share) in a transaction exempt from registration under Section 4(2) of the Securities Act.


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



In April and May, 1998, pursuant to Rule 506 of Regulation D, the Company sold 138,000 shares of Common Stock to 15 purchasers at a price of $3.625 per share.

In June, 1998, the Company issued to three purchasers 50,000 shares of Common Stock in connection with the purchase of the assets of Plastic Recovery Systems of Alberta, Canada, in a transaction exempt from registration under Section 4(2) of the Securities Act.


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


In November, 1997, pursuant to Rule 506 of Regulation D, the Company issued to two institutional investors $8,000,000 aggregate principal amount of three-year 5% convertible debentures. The transaction reflected a reissuance of $5,000,000 convertible debentures in exchange for similar debentures issued to the same purchasers in October, 1997, and a new issuance of $3,000,000 convertible debentures to one of such purchasers. The principal amount of the debentures, together with any accrued and unpaid interest thereon, are convertible at any time into shares of Common Stock at a conversion price equal to the lesser of
(i) $3.91 (110% of the average closing bid price for the 5 trading days preceding closing), or (ii) 84% of the average of the 5 lowest closing bid prices during the 10 trading days preceding conversion. The purchasers also received warrants to purchase an aggregate 530,240 shares of Common Stock at an exercise price equal to $3.91 per share. The warrants are exercisable at any time through October 24, 2000 (as to 331,400 shares) and November 25, 2000 (as to 198,840 shares). Pursuant to the terms of the debentures and warrants, the Company has filed with the SEC a Registration Statement on Form SB-2 with respect to resale by the holders of shares of Common Stock issuable upon conversion of the debentures and payment of interest thereon and exercise of the warrants.



In January, 1998, pursuant to Rule 506 of Regulation D, the Company issued to the same two purchasers $2,500,000 aggregate principal amount of three-year, 4% convertible debentures, convertible (together with interest thereon) at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $3.34, or (ii) 83% of the average of the 5 lowest closing bid prices for the 10 trading days preceding conversion. The purchasers also received warrants to purchase an aggregate 198,413 shares of Common Stock at an exercise price equal to $3.34 per share. The warrants are exercisable at any time through January 22, 2001. The Company is required to amend the Registration Statement on Form SB-2 to include resale by the holders of shares issuable upon conversion of such debentures and payment of interest thereon and exercise of such warrants.



In March, 1998, the Company issued to JNC Strategic Fund Ltd. $1,500,000 aggregate principal amount of three-year, 4% convertible debentures, convertible (together with interest thereon) at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $3.31, or (ii) 83% of the average of the 5 lowest closing bid prices for the 10 trading days preceding conversion. The purchaser also received warrants to purchase an aggregate 126,268 shares of Common Stock at an exercise price equal to $3.31 per share. The warrants are exercisable at any time through March 11, 2001. The Company is required to amend the Registration Statement on Form SB-2 to include resale by the holders of shares issuable upon conversion of such debentures and payment of interest thereon and exercise of such warrants.



In April, 1998, the Company issued to JNC Strategic Fund Ltd. $3,000,000 aggregate principal amount of three-year, 4% convertible debentures, convertible (together with interest thereon) at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $4.22, or (ii) 83% of the average of the 5 lowest closing bid prices for the 10 trading days preceding conversion. The purchaser also received warrants to purchase an aggregate 192,542 shares of Common Stock at an exercise price equal to $4.22 per share. The warrants are exercisable at any time through April 8, 2001. The Company is required to amend the Registration Statement on Form SB-2 to include resale by the holders of shares issuable upon conversion of such debentures and payment of interest thereon and exercise of such warrants.



In June, 1998, the Company issued to JNC Opportunity Fund Ltd. $3,000,000 aggregate principal amount of three-year, 4% convertible debentures, convertible (together with interest thereon) at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $4.00, or (ii) 83% of the average of the 5 lowest closing bid prices for the 10 trading days preceding conversion. The purchaser also received warrants to purchase an aggregate 300,000 shares of Common Stock at an exercise price equal to $4.00 per share. The warrants are exercisable at any time through June 25, 2001. The Company is required to amend the Registration Statement on Form SB-2 to include resale by the holders of shares issuable upon conversion of such debentures and exercise of such warrants.



Each of the debenture transactions requires that the Registration Statement on Form SB-2, or amendments to it, be effective within a designated time after the dates of issuance of the debentures and warrants. Under the terms of each applicable convertible debenture purchase agreement, certain interest and conversion rate liquidated damages accrue each month that effectiveness is delayed. In March, 1998 with respect to the debentures issued in November, 1997 the Company agreed to issue 10,000 shares of the Company's Common Stock, and in April, 1998 with respect to those debentures, the Company agreed to issue 20,000 shares of the Company's Common Stock, to the debenture holders in lieu of those liquidated damages, in transactions exempt from registration under Section 4(2) of the Securities Act. These 30,000 shares were issued during the second quarter of fiscal year 1998. In connection with the debentures issued in June, 1998, and in lieu of certain penalties for failure to timely effect the Registration Statement on Form SB-2 and the amendment thereto required by the debenture agreements dated November, 1997 and January, March, April and June, 1998, the Company issued, on a pro-rata basis, to the debenture purchasers 50,000 shares of Common Stock, in a transaction exempt from registration under Section 4(2) of the Securities Act.


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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

PHASE 2


With the acquisition of the Facility in Heath, Ohio, the Company, through its wholly-owned subsidiary, became the owner and operator of a stand-alone post-consumer plastic recycling operation. This operation contains three operating lines. The first became operational January 8, 1997, the second March 4, 1997, and the third October 22, 1997. Since the acquisition of this Facility, the corporate awards jewelry marketing and the financing of purchase orders has become an immaterial portion of the revenues and operations of the Company. Funding of the Facility acquisition was made by obtaining bridge financing in the amount of $2,500,000 from Gordon Brothers Capital Corporation and $900,000 in cash. The bridge financing was secured by a mortgage on the Facility, and a security interest in all inventory, accounts receivables and contracts with customers, and a personal guarantee of Mr. Fixler. On May 14, 1997, the Company replaced this bridge financing with permanent financing from NationsCredit Commercial Corporation for up to $7,000,000. This financing consisted of a security agreement on all of Fixcor's assets, and a credit line based upon a percentage of inventory and accounts receivable. All financing from NationsCredit Commercial Corporation was refinanced through Gordon Brothers Capital, LLC (successor to Gordon Brothers Capital Corporation) in December, 1997. This resulted in the Company, Fixcor and Pallet Technology being the borrowers on a revolving credit facility in the principal amount of $7,000,000, $3,500,000 of which principal matures in October, 1998. All financing with Gordon Brothers Capital, LLC was refinanced through Coast in June, 1998. See
Part I, Item 1, "DESCRIPTION OF BUSINESS, --RECENT DEVELOPMENTS, --THE COMPANY, --ACQUISITION OF THE FACILITY and --PALLET TECHNOLOGY."


PHASE 3


On July 7, 1997, the Company formed another wholly-owned subsidiary, Pallet Technology. The purpose of this subsidiary is to specialize in the production of plastic pallets. Pallet Technology has ordered a specialized, state-of-the-art, injection molding machine which transforms resin pellets, produced by Fixcor, into plastic pallets. Installation of this equipment was completed during January, 1998 and it was operating at substantially full capacity by the end of the first quarter of fiscal year 1998. The approximate cost of the equipment, molds, transportation and installation of the equipment for Pallet Technology's operation at the Facility was $4.0 million. The approximate cost of equipment, transportation and installation at the Florida Plant is expected to be approximately $3,000,000. The total cost of molds, which has not yet been determined, is not included in this amount. The cost of the standard pallet mold is approximately $700,000, and additional molds are on order. Not taking into consideration Pallet Technology's operations at the Florida Plant, which the Company expects to commence during the third quarter of fiscal year 1998, the Company conservatively estimates that Pallet Technology revenues for 1998 will be $10.0 to $13.0 million.



With Pallet Technology operations running at the Florida Plant, the Company estimates that 1998 revenues will be $15.0 to $20.0 million. Permanent financing for the Pallet Technology equipment for installation at the Facility was secured from Gordon Brothers Capital Corporation. All financing with Gordon Brothers Capital, LLC was refinanced through Coast in June, 1998. See Part I, Item 1, "DESCRIPTION OF BUSINESS, --RECENT DEVELOPMENTS, --THE COMPANY, --ACQUISITION OF THE FACILITY, and -PALLET TECHNOLOGY."


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


For the year ended December 31, 1997, the revenues of Fixcor were $7,708,051. Cost of goods sold on these sales was $4,428,519 resulting in a gross margin of 42%. This operation was the primary focus of the Company for fiscal year 1997 and the first quarter of 1998. With the addition of another resin processing line during October, 1997, and future expansion plans, it is expected that revenues in 1998 will be substantially higher than those in 1997.


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

This growth is a result of increased resin sales from expanded capacity and operations at the Facility, the startup and sales of plastic pallets by Pallet Technology during the latter part of the first quarter of 1998, and the profitability of the Poly-Style operations. Gross margins for these entities are summarized below:


                              SALES          COST OF GOODS    GROSS MARGIN
                                             SOLD
               COMPANY        100,340        42,190         58,150

               FIXCOR         3,486,573      1,549,771      1,936,802

               POLY STYLE     72,026         28,810         43,216

               PALLET         518,068        198,002        320,066

               TECHNOLOGY

Another source of income for the period related from the increased value of funds invested in marketable securities. As a result of these gains, the Company recognized $600,000 of income from this source.


During the quarter, additional long-term financing was obtained in two forms. First, the Company borrowed an additional $2,000,000 on its facility with the Gordon Brothers Capital Corporation. These monies were used to fund the Company's growing working capital needs. These needs are a result of increased production and sales with their impact of requiring the Company to incur increasing receivable and inventory balances.



Another source of financing was the receipt of $4,000,000 in the form of subordinated convertible debentures. These debentures bring the total amount of this form of debt to $12.0 million. (An additional $3,000,000 in debentures were sold in April, 1998, and an additional $3,000,000 were sold in June, 1998.) These monies are used to fund the long-term growth needs of the Company. These needs include additional equipment and building expansions to accommodate the growth of the Company.



LIQUIDITY AND CAPITAL RESOURCES AS OF DECEMBER 31, 1997 AND AS OF MARCH 31,1998


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


As of March 31, 1998, other than ordering and installing equipment for use by Pallet Technology at the Florida Plant in capital expenditures and commitments therefor were minimal. As of that date Pallet Technologies had ordered its equipment, making a commitment of approximately at least $3,700,000. This additional equipment for Pallet Technology's operations at the Florida Plant is expected to be installed during the second and third quarters of fiscal year 1998. Management believes that the present cash balances and funding available through the permanent financing and line of credit will be sufficient to meet the needs of the Fixcor operations. However, additional funding may be necessary with regard to the Pallet Technology operations in connection with their commencement during the second and third quarters of fiscal year 1998, and in connection with the commencement of PolyStyles operations during that period. Management is working with financial institutions to ensure that sufficient monies are available to meet these needs, and it is believed that those monies will be available. See the discussion of the "CONVERTIBLE DEBENTURES" below.

CONVERTIBLE DEBENTURES


On October 24, 1997, pursuant to a Convertible Debenture Purchase Agreement, the Company issued and sold in a private placement to two institutional investors an aggregate $5,000,000 principal amount of Debentures bearing interest at the rate of 6% per annum, payable quarterly in arrears, and due October 24, 2000 (the "October Debentures"). The purchasers also received warrants to purchase an aggregate 331,400 shares of Common Stock. On November 25, 1997, pursuant to an Amended and Restated Convertible Debenture Purchase Agreement and collateral documents, the same two purchasers, in exchange for the October Debentures and an additional $4,000,000 in the aggregate, purchased an aggregate principal amount of $8,000,000 of the Company's 5% convertible debentures, due November 25, 2000. The Company used the net proceeds of the transactions primarily for the acquisition of equipment for the start-up and expansion of Pallet Technology and Fixcor operations. The principal amount of the Debentures, together with any accrued and unpaid interest thereon, are convertible at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $3.91 (110% of the average closing bid price for the 5 trading days preceding closing), or (ii) 84% (previously 85% under the October documents) of the average of the 5 lowest closing bid prices during the 10 trading days preceding conversion. Except in limited circumstances, the conversion rights are subject to an aggregate limit of 4.9% of the Company's outstanding Common Stock.


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


In January, 1998, the Company issued to the same two purchasers $2,500,000 aggregate principal amount of three-year, 4% convertible debentures, convertible (together with interest thereon) at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $3.34, or (ii) 83% of the average of the 5 lowest closing bid prices for the 10 trading days preceding conversion. The purchasers also received warrants to purchase an aggregate 198,413 shares of Common Stock at an exercise price equal to $3.34 per share. The warrants are exercisable at any time through January 22, 2001. The Company is required to amend the Registration Statement on Form SB-2 to include resale by the holders of shares issuable upon conversion of such debentures and payment of interest thereon and exercise of such warrants. Except in limited circumstances, the conversion rights are subject to an aggregate limit of 4.9% of the Company's outstanding Common Stock.

In March, 1998, the Company issued to JNC Strategic Fund Ltd. $1,500,000 aggregate principal amount of three-year, 4% convertible debentures, convertible (together with interest thereon) at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $3.31, or (ii) 83% of the average of the 5 lowest closing bid prices for the 10 trading days preceding conversion. The purchaser also received warrants to purchase an aggregate 126,268 shares of Common Stock at an exercise price equal to $3.31 per share. The warrants are exercisable at any time through March 11, 2001. The Company is required to amend the Registration Statement on Form SB-2 to include resale by the holders of shares issuable upon conversion of such debentures and payment of interest thereon and exercise of such warrants. Except in limited circumstances, the conversion rights are subject to an aggregate limit of 4.9% of the Company's outstanding Common Stock.



In April, 1998, the Company issued to JNC Strategic Fund Ltd. $3,000,000 aggregate principal amount of three-year, 4% convertible debentures, convertible (together with interest thereon) at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $4.22, or (ii) 83% of the average of the 5 lowest closing bid prices for the 10 trading days preceding conversion. The purchaser also received warrants to purchase an aggregate 192,542 shares of Common Stock at an exercise price equal to $4.22 per share. The warrants are exercisable at any time through April 8, 2001. The Company is required to amend the Registration Statement on Form SB-2 to include resale by the holders of shares issuable upon conversion of such debentures and payment of interest thereon and exercise of such warrants. Except in limited circumstances, the conversion rights are subject to an aggregate limit of 4.9% of the Company's outstanding Common Stock.



In June, 1998, the Company issued to JNC Opportunity Fund Ltd. $3,000,000 aggregate principal amount of three-year, 4% convertible debentures due June 25, 2001, convertible (together with interest thereon) at any time into shares of Common Stock at a conversion price equal to the lesser of (i) $4.00, or (ii) 83% of the average of the 5 lowest closing bid prices for the 10 trading days preceding conversion. The purchaser also received warrants to purchase an aggregate 300,000 shares of Common Stock at an exercise price equal to $4.00 per share. The warrants are exercisable at any time through June 25, 2001. The Company is required to amend the Registration Statement on Form SB-2 to include resale by the holders of shares issuable upon conversion of such debentures and payment of interest thereon and exercise of such warrants. Except in limited circumstances, the conversion rights are subject to an aggregate limit of 4.9% of the Company's outstanding Common Stock.


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

ITEM 7.  FINANCIAL STATEMENTS.

                   FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                            (As Restated, See Note 4)

                                                         12/31/96       12/31/97
                                                         --------       --------
                                     ASSETS
CURRENT ASSETS
 Cash and Cash Equivalents                               $224,539    $6,895,619
 Investment in Marketable Securities                      130,692       108,287
 Trade Accounts Receivable, net                            88,763     1,309,503
 Other Receivables                                          - 0 -       334,000
 Purchase Order Financing Contracts                       221,672        30,000
 Inventory                                                 96,002     2,910,220
 Prepaid Expenses                                           - 0 -        45,285
                                                       ----------   -----------
     Total Current Assets                                 761,668    11,632,914
                                                       ----------   -----------
PROPERTY, PLANT & EQUIPMENT
 Land & Land Held for Development                         100,000       100,000
 Buildings                                              1,000,000     1,000,000
 Plant Equipment                                        2,392,000    13,350,841
 Office Furniture & Fixtures                               22,500        37,655
                                                       ----------   -----------
                                                        3,514,500    14,488,496
 Less Accumulated Depreciation and Amortization            (6,428)     (680,310)
                                                       ----------   -----------
     Total Property, Plant & Equipment                  3,508,072    13,808,186
                                                       ----------   -----------
DEFERRED INCOME TAXES                                     412,150       820,050
                                                       ----------   -----------
OTHER ASSETS & DEFERRED CHARGES                           692,226     1,228,948
                                                       ----------   -----------
     Total Assets                                      $5,374,116   $27,490,098
                                                       ----------   -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Short-Term Borrowings                                 $3,548,000      $320,000
 Equipment Purchase Contracts                               - 0 -     1,875,000
 Accounts Payable                                          68,008     2,064,137
 Accrued Expenses                                          44,317       148,406
 Current Portion of Long-Term Debt                          - 0 -     3,500,000
                                                       ----------   -----------
     Total Current Liabilities                          3,660,325     7,907,543
                                                       ----------   -----------
LONG-TERM DEBT
 4% Convertible Debentures                                  - 0 -     8,000,000
 $7,000,000 Revolving Term Note                             - 0 -     6,780,489
                                                       ----------   -----------
                                                            - 0 -    14,780,489
 Less Current Portion of Long-Term Debt                     - 0 -    (3,500,000)
                                                       ----------   -----------
     Total Long-Term Debt                                   - 0 -    11,280,489
                                                       ----------   -----------
STOCKHOLDERS' EQUITY
 Preferred Stock, $.001 par value,
   2,000,000 shares authorized, (0- shares
   issued and outstanding)                                  - 0 -         - 0 -
 Common Stock, par value $.001 per share,
   100,000,000 shares authorized,
   20,974,024 and 30,058,289 issued and
   outstanding in 1996 and 1997                            20,974        30,058
 Additional Paid in Capital                             6,345,529    13,904,304
 Unrealized Holding Loss on Investments                   (68,673)      (21,173)
 Retained Earnings (Deficit)                           (4,584,039)   (5,611,123)
                                                       ----------   -----------
     Total Stockholders' Equity                         1,713,791     8,302,066
                                                       ----------   -----------
     Total Liabilities and Stockholders' Equity        $5,374,116   $27,490,098
                                                       ----------   -----------

                    The accompanying notes are an integral part
                           of these financial statements.

                    FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                              (As Restated, See Note 4)

                                                         12/31/96      12/31/97
                                                         --------      --------
REVENUE
 Sales, net                                              $232,824    $8,020,304
 Fees on Purchase Order Contract Financing                408,337       191,795
 Commission & Shared Finance Fees                         102,442       157,711
                                                      -----------   -----------
     Total Revenue                                        743,603     8,369,810
                                                      -----------   -----------
COST OF SALES AND CONTRACT FINANCING OPERATIONS
 Cost of Sales & Plant Operating Costs                     89,403     6,799,548
 Consulting Fees & Shared Commissions                      42,939        37,181
 Interest Expense, Contract Financing                     250,822       156,100
                                                      -----------   -----------
   Cost of Sales and Contract Financing Operations        383,164     6,992,829
                                                      -----------   -----------
     Gross Profit                                         360,439     1,376,981
                                                      -----------   -----------
OPERATING EXPENSES
 Administrative Salaries, Wages and Related Costs         277,317       436,372
 Value of Shares Issued to a Related Party              3,638,000         - 0 -
 Depreciation & Amortization                               19,514       728,044
 Legal & Professional, including Consulting Fees           98,513       309,453
 Other General & Administrative                            96,039       571,898
                                                      -----------   -----------
     Total Expenses                                     4,129,383     2,045,767
                                                      -----------   -----------
     Operating Income (Loss)                           (3,768,944)     (668,786)
                                                      -----------   -----------
OTHER INCOME (EXPENSE)
 Interest Income                                            - 0 -        85,498
 Interest Expense and Financing Costs, Other              (32,730)     (820,707)
 Other Expense                                              - 0 -       (30,989)
                                                      -----------   -----------
                                                          (32,730)     (766,198)
                                                      -----------   -----------
     Net (Loss) Before Income Taxes                    (3,801,674)   (1,434,984)
                                                      -----------   -----------
LESS PROVISION FOR DEFERRED INCOME TAXES
 Federal                                                  (43,000)     (332,000)
 State                                                     (9,850)      (75,900)
                                                      -----------   -----------
     Total Deferred Income Taxes                          (52,850)     (407,900)
                                                      -----------   -----------
     Net Loss                                         ($3,748,824)  ($1,027,084)
                                                      -----------   -----------
NET LOSS PER COMMON SHARE
 Basic                                                     (0.267)       (0.039)
                                                      -----------   -----------
 Diluted                                                   (0.208)       (0.034)
                                                      -----------   -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 Basic                                                 14,040,040    26,139,451
                                                      -----------   -----------
 Diluted                                               18,040,040    30,139,451
                                                      -----------   -----------

                     The accompanying notes are an integral part
                            of these financial statements.

                  FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                            (As Restated, See Note 4)




                                                              Common Stock          Additional     Retained          Total
                                                              ------------           Paid-In       Earnings       Stockholders'
                                                         Shares           Amount      Capital      (Deficit)         Equity
                                                         ------           ------      -------      ---------         ------

Balances at December 31, 1995                           7,106,056           $711       $641,230     ($835,215)     ($193,274)

Issuance of shares to a related party in connection
with the acquisition of Ohio Resources Recovery
Plant                                                   6,063,036            606      3,637,394                    3,638,000

Private Placement of Common Stock, net of
related issuance cost                                   6,204,932            620      1,605,782                    1,606,402

Issuance of shares to secure bridge financing and
held in escrow subject to loan agreements               1,600,000            160        480,000                      480,160

Net loss for the period                                                                            (3,748,824)    (3,748,824)
                                                      -----------------------------------------------------------------------
      Balances at December 31, 1996                    20,974,024         $2,097     $6,364,406   ($4,584,039)    $1,782,464
Adjustment to reflect change in par value                   - 0 -         18,877        (18,877)        - 0 -          - 0 -
                                                      -----------------------------------------------------------------------
  Balances at December 31, 1996 as restated            20,974,024        $20,974     $6,345,529   ($4,584,039)     1,782,464
                                                      -----------------------------------------------------------------------
Unrealized Holding Loss on Investments                                                                               (68,673)
                                                                                                                 ------------
                                                                                                                  $1,713,791
                                                                                                                 ------------

Preferred Stock Private Placement Proceeds:
 Issuance of Common Stock upon conversion               1,925,000          1,925      1,923,075                    1,925,000
 Proceeds from excercise of related warranrts           1,925,000          1,925      1,923,075                    1,925,000


Proceeds from various Private Placement
Offerings including shares issued for services
and financing costs                                     3,980,265          3,980      2,396,814                    2,400,794

Proceeds from exercise of warrants                        500,000            500         62,000                       62,500

Cancellation and reissuance of common shares issued
in 1996 to secure bridge financing                        183,000            183        546,342                      546,525

Acquistion of Equipment                                   571,000            571        707,469                      708,040

Net loss for the period                                                                            (1,027,084)    (1,027,084)
                                                      -----------------------------------------------------------------------
                                                       30,058,289        $30,058    $13,904,304   ($5,611,123)    $8,323,239
                                                      ---------------------------------------------------------
Unrealized Holding Loss on Investments                                                                               (21,173)
                                                                                                                 ------------
                                                                                                                  $8,302,066
                                                                                                                 ------------



                         The accompanying notes are an integral part
                             of these financial statements.

                   FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                           (As Restated, See Note 4)



                                                         12/31/96       12/31/97
                                                         --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                   ($3,748,824)   ($1,027,084)

 ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
 Depreciation & Amortization Expense                       19,514       728,044
 Value of Shares Issued to a Related Party              3,638,000          - 0 -

 Investment in Marketable Securities                    (199,365)        22,405
 (Increase) Decrease in Trade Accounts Receivables       (29,327)    (1,220,740)
 (Increase) Decrease in Other Receivables                   - 0 -      (334,000)
 (Increase) Decrease in Purchase Order Financing
  Contracts                                             (148,872)       191,672
 (Increase) in Inventory                                 (96,002)    (2,814,218)
 (Increase) in Prepaid Expenses                             - 0 -       (45,285)
 (Increase) in Deferred Tax Asset                        (52,850)      (407,900)
 Increase in Equipment Purchase Contracts                   - 0 -     1,875,000
 Increase (Decrease) in Accounts Payable                 (45,176)     1,996,130
 Increase in Accrued Expenses                               3,718       104,089
                                                            -----       -------
        Net Cash Provided (Used) by
             Operating Activities                       (659,184)      (931,887)
                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Land & Land Held for Development           (100,000)          - 0 -
 Purchase of Buildings                                (1,000,000)          - 0 -
 Purchase of Plant Equipment                          (2,392,000)   (10,250,801)
 Purchase of Office Furniture & Fixtures                    - 0 -       (15,156)
 Additions to Other Assets                              (632,700)      (471,859)
                                                        --------        -------
         Net Cash Provided (Used) by
             Investing Activities                     (4,124,700)   (10,737,816)
                                                       ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Sale of Stock                            1,606,402     6,438,294
 Proceeds (Payments) on Short-Term Borrowings           3,330,000    (2,398,000)
 Proceeds from Convertible Debentures                       - 0 -     8,000,000
 Proceeds from Gordon Brothers Financings                 198,161     6,780,489
 Payments on Long-Term Debt                             (160,000)          - 0 -
                                                         --------          -----
         Net Cash Provided (Used) by
             Financing Activities                       4,974,563    18,340,783
                                                        ---------    -----------
             Net Income Increase (Decrease) in Cash      $190,679     6,671,080
                                                         --------     ---------
Cash at Beginning of Period                               $33,860      $224,539
                                                           ------       -------
Cash at End of Period                                    $224,539    $6,895,619
                                                         --------    ----------

                  SUPPLEMENTAL DISCLOSURES

INTEREST PAID, EXCLUDING PURCHASE ORDER
  CONTRACT FINANCING                                      $32,730      $368,832
                                                          -------       -------
ISSUANCE OF COMMON STOCK FOR:
 Equipment                                                  - 0 -       708,040
 Conversion of Notes Payable                                - 0 -       350,000
 Interest Expense                                           - 0 -        73,125


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


ROGER A. KITTELSON, 53, is Chief Financial Officer of the Company, a position to which he was appointed as of June 15, 1998. From 1992 to 1998, Mr. Kittelson was Vice President of Finance, Chief Financial Officer and Secretary of The Garber Company and Special Packaging Inc., each a Delaware corporation with its principal office located in Ashland, Ohio, and previously subsidiaries of GAR Holding Corp. and now subsidiaries of Caraustar Industries, Inc., a company headquartered in Austell, Georgia. The Garber Company manufactures printed folding cartons, and Special Packaging Inc. performs custom manufacturing and special custom packaging Mr. Kittelson is a certified public accountant. Prior to joining those companies, Mr. Kittelson owned and operated plastics companies. Previously he was a partner with Arthur Andersen, an international public accounting and management consulting firm.



ANDREW I. PRESS, 49, is Treasurer and Director of the Company. He was Chief Financial Officer of the Company from August 6, 1997 through June 16, 1998. Mr. Press is a certified public accountant, and for the past ten years has been affiliated with Bick-Fredman & Co. CPA's. He also has served as officer and director of a Ohio-based venture capital company. He is a member of the American Institute of C.P.A.'s ("AICPA") and the Ohio Society of C.P.A.'s ("OSCPA") and serves on AICPA's Small Business Taxation Committee and OSCPA's State Taxation Committee. In addition to being a public speaker in the areas of financial and tax planing, Mr. Press is presently a member of the Board of Trustees and Treasurer for the Multiple Sclerosis Society of N.E. Ohio.


BOARD OF DIRECTORS


The Board of Directors is composed of six individuals, Mr. Fixler, Mr. DeLaurentiis, Mr. Press, Michael DiSanto, Mr. Noll and Lawrence C. Schmelzer. A brief biography of each of Messrs. DiSanto, Noll and Schmelzer follows. Messrs. Press, DiSanto and Noll are serving their first term, having been elected at the annual meeting of the Company's stockholders on April 22, 1998. Messrs. Fixler, DeLaurentiis and Schmelzer were re-elected at that meeting. Each of the directors is serving a one-year term expiring at the annual meeting of the Company's stockholders in 1999.


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


The Board of Directors has two committees comprised of members thereof. Following the April 22, 1998 annual meeting of the stockholders, the Board created two standing committees, a Compensation Committee and an Audit Committee.



COMPENSATION COMMITTEE. The Compensation Committee makes recommendations to the Board of Directors concerning compensation, including incentive arrangements, of the Company's officers and key employees and others. The members of the Compensation Committee are Messrs. DeLaurentiis, Press and Schmelzer.



AUDIT COMMITTEE. The Audit Committee (i) reviews the accounting and financial reporting practices of the Company and the adequacy of its system of internal controls, (ii) reviews the scope and results of any outside audit of the Company and the fees therefor, and (iii) makes recommendations to the Board of Directors or management concerning auditing and accounting matters and the selection of outside auditors. The members of the Audit Committee are Messrs. Noll, Press and DiSanto.


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


Mr. Kittelson is party to a five year employment contract with the Company dated July 16, 1998. Under this agreement, the Company pays him a salary of $125,000 per year. He is also eligible for annual bonuses and raises subject to the approval of the Board of Directors of the Company. In addition, Mr. Kittelson receives a car allowance and other benefits customarily given to executive officers. He is Chief Financial Officer of the Company. He was not employed by the Company during fiscal year 1996 or 1997. Pursuant to his employment agreement, and his incentive stock option agreement, each dated July 16, 1998, Mr. Kittelson was granted an option to purchase 500,000 shares of common stock of the Company at a price of $4.18 per share, with the option to 100,000 of those 500,000 shares vesting on each anniversary of those agreements.

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


COMMON STOCK
Name and Address                   Amount and Nature
of Beneficial Owner                of Beneficial Ownership     Percent of Class
Mark Fixler                        4,644,392                   15.4%
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


COMMON STOCK

Name and Address                   Amount and Nature
of Beneficial Owner                of Beneficial Ownership     Percent of Class
Mark Fixler                        4,644,392                   15.4%
3637 South Green Road
Suite 201
Beachwood, Ohio 44122

All Directors and Officers
as a Group                         6,490,892*                  21.67%*


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


Upon consummation of the purchase of the Facility and prior to the securing of permanent financing, the Company entered into a formal Acquisition Agreement (the "Acquisition Agreement") under which the Company conveyed the Facility to Fixcor in connection with its original subscription to all of the shares of common stock of Fixcor. Mr. Fixler was also a party to this Acquisition Agreement. Before the Company acquired the Facility under the Quantum Agreement, he had a non-written option to purchase the Facility. He waived his option to purchase and this waiver allowed the Company to make the acquisition. In addition, he personally guaranteed the bridge financing for the purchase of the Facility, and the Company issued to him 6,063,036 shares of Common Stock (valued at $3,638,000 or $.60 per share), all of which were restricted shares. Since Mr. Fixler was also a principal shareholder of the Company, the value of the shares issued to him in connection with this transaction has been charged to expense for the year ended December 31, 1996. Mr. Fixler also has guaranteed up to $1,000,000 of the July, 1997 financing from Gordon Brothers Capital Corporation.


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


Gordon Brothers Capital, LLC, reported to be part of a group holding more than five percent of the outstanding shares of Common Stock, has entered into various lending and related relationships with the Company. Gordon Brothers Capital, LLC has loaned funds or provided credit facilities to the Company. In April, 1997, Gordon Brothers Capital, LLC's predecessor, Gordon Brothers Capital Corporation provided bridge financing in connection with the acquisition of the Facility in the amount of $2,500,000. In July, 1997, Gordon Brothers Capital Corporation provided a $3,500,000 secured line of credit, intended to finance the acquisition of equipment for use in the operations of Pallet Technology. In addition, all financing from NationsCredit Commercial Corporation (originally incurred by in May, 1997) was refinanced through Gordon Brothers Capital, LLC in December, 1997. This resulted in the Company, Fixcor and Pallet Technology being the borrowers on a revolving credit facility in the principal amount of $7,000,000, $3,500,000 of which principal matures in October, 1998. In December, 1996 and July, 1997 in connection with debt financings from Gordon Brothers Capital Corporation, the Company granted to Gordon Brothers Capital Corporation warrants for the purchase of an aggregate of 1,000,000 shares of Common Stock at an exercise price of $0.125 per share, which warrants were exercised in November, 1997. Certain "piggyback" and other registration rights with respect to the warrant shares were also granted to Gordon Brothers Capital Corporation. During 1997, Gordon Brother Capital Corporation exercised rights to convert $350,000 of the bridge notes, including certain interest accruals, into, and the Company issued, a total of 783,000 shares of Common Stock. Finally, during the first quarter of 1998, the Company borrowed an additional $2.0 million on its facility with Gordon Brothers Capital, LLC. See Part I, Item 1, DESCRIPTION OF BUSINESS, --ACQUISITION OF THE FACILITY, --PALLET TECHNOLOGY; Part II, Item 5, MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, --RECENT SALES OF UNREGISTERED SECURITIES; PART II,
ITEM 6, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, --PHASE 2, --PHASE 3, --RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997 AS
COMPARED TO THE QUARTER ENDED MARCH 31, 1998.



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


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

               (a) Index of Exhibits


Exhibit                                      Names of                      Date of
No.            Name of Document              Parties to Document           Document
2.1 (1)        Acquisition Agreement         Fix-Corp, Inc. and            10/95
                                             Lifechoice,

2.2 (1)        Purchase and Sale Agreement   Quantum Chemical              08/14/96
                                             Corporation and Fix-Corp
                                             International, Inc.

2.3 (1)        Amendment No. 1 to            Quantum Chemical              10/29/96
               Purchase and Sale Agreement   Corporation and Fix-Corp
               Agreement                     International, Inc.



2.4 (1)        Acquisition Agreement         Fix-Corp International,       04/16/97
                                             Inc., Fixcor Industries,
                                             Inc. and Mark Fixler

3.1 (1)        Amended and Restated          Fix-Corp International,       05/27/97
               Articles of Incorporation     Inc.

3.2 (1)        Bylaws                        Fix-Corp International,       11/14/95
                                             Inc.

3.3 (1)        Original Certificate of       Fix-Corp International,       10/24/95
               Incorporation of the          Inc.
               Company

10.1 (1)       Employment Contract           Fix-Corp International,       01/01/97
                                             Inc. and Mark Fixler

10.2 (1)       Employment Agreement          Fix-Corp International,       01/01/97
                                             Inc. and Gary DeLaurentiis

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

10.6 (1)       Term Note                     Palletech Inc., Fixcor        07/09/97
                                             Industries, Inc. and Fix-
                                             Corp International, Inc.,



                                             Borrowers and Gordon
                                             Brothers Capital
                                             Corporation, Lender

10.7 (1)       Loan and Security Agreement   Palletech Inc., Fixcor        07/09/97
                                             Industries, Inc. and Fix-
                                             Corp International, Inc.,
                                             Borrowers and Gordon
                                             Brothers Capital
                                             Corporation, Lender

10.8 (1)       Purchase Warrant and          Fix-Corp International,       07/09/97
               Agreement                     Inc. and Gordon Brothers
                                             Capital Corporation

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

10.10(1)       License and Marketing         Nitro Plastics Technologies   07/07/97
               Agreement                     of Israel and Palletech
                                             Inc.

10.11(1)       Patent License Agreement      Fixcor Industries, Inc. and   09/25/97
                                             AlliedSignal, Inc.

10.12(1)       Convertible Debenture         Fix-Corp International,       10/24/97
               Purchase Agreement            Inc., JNC Opportunity Fund
                                             Ltd. and Diversified
                                             Strategies Fund, L.P.

10.13(2)       6% Convertible Debenture      Fix-Corp International,       10/24/97
               Due October 24, 2000          Inc. and Holder

10.14(2)       Registration Rights           Fix-Corp International,       10/24/97
               Agreement                     Inc., JNC Opportunity fund
                                             Ltd., and Diversified
                                             Strategies Fund, L.P.

10.15(2)       Escrow Agreement              Fix-Corp International,       10/24/97
                                             Inc., JNC Opportunity Fund
                                             Ltd., Diversified



                                             Strategies Fund, L.P. and
                                             Robinson Silverman Pearce
                                             Aronsohn & Berman LLP

10.16(2)       Warrant                       Fix-Corp International,       10/24/97
                                             Inc. and Holder

10.17(1)       Loan and Security Agreement   Gordon Brothers Capital       12/16/96
                                             Corporation and, Fix-Corp
                                             International, Inc.

10.18(2)       Amended and Restated          Fix-Corp International,       11/25/97
               Convertible Debenture         Inc., JNC Opportunity Fund
               Purchase Agreement            Ltd. and Diversified
                                             Strategies Fund, L.P.

10.19(2)       Amended and Restated          Fix-Corp International,       11/25/97
               Registration Rights           Inc., JNC Opportunity Fund
               Agreement                     Ltd. and Diversified
                                             Strategies Fund, L.P.

10.20(2)       Escrow Agreement              Fix-Corp International,       11/25/97
                                             Inc., JNC Opportunity Fund
                                             Ltd., Diversified
                                             Strategies Fund, L.P. and
                                             Robinson, Silverman,
                                             Pearce, Aronsohn & Berman
                                             LLP

10.21(1)       Convertible Debenture         Fix-Corp International,       1/22/98
               Purchase Agreement            Inc., JNC Opportunity Fund
                                             Ltd. and Diversified
                                             Strategies Fund, L.P.

10.22(1)       $2,000,000 4% Convertible     Fix-Corp International,       1/22/98
               Debenture Due January 22,     Inc. and JNC Opportunity
               2001                          Fund Ltd.

10.23(1)       $500,000 4% Convertible       Fix-Corp International,       1/22/98
               Debenture Due January 22,     Inc. and Diversified
               2001                          Strategies Fund, L.P.

10.24(1)       Registration Rights           Fix-Corp International,       1/22/98
               Agreement                     Inc., JNC Opportunity Fund
                                             Ltd. and Diversified



                                             Strategies Fund, L.P.

10.25(1)       Warrant                       Fix-Corp International,       1/22/98
                                             Inc. and JNC Opportunity
                                             Fund Ltd.

10.26(1)       Warrant                       Fix-Corp International,       1/22/98
                                             Inc. and Diversified
                                             Strategies Fund, L.P.

10.27(1)       Escrow Agreement              Fix-Corp International,       1/22/98
                                             Inc., JNC Opportunity Fund
                                             Ltd., Diversified
                                             Strategies Fund, L.P. and
                                             Robinson, Silverman,
                                             Pearce, Aronsohn & Berman
                                             LLP

10.28(1)       Agreement for Sale of         Universal Vinyl Corp.,        2/3/98
               Business Assets               Yoram Aisenberg, Avraham
                                             Weinstein and Fix-Corp
                                             International, Inc.

10.29(1)       First Amended Licensing and   Nitro Plastics Technologies   2/98
               Marketing Agreement           of Israel, Yoram Aisenberg
                                             and Pallet Technology, Inc.

10.30(3)       Employment Contract           Yoram Aisenberg and Fix-      3/5/98
                                             Corp International, Inc.

10.31(3)       Convertible Debenture         Fix-Corp International,       3/11/98
               Purchase Agreement            Inc. and JNC Strategic Fund
                                             Ltd.

10.32(3)       4% Convertible Debenture      Fix-Corp International,       3/11/98
               Due March 11, 2001            Inc. and JNC Strategic Fund
                                             Ltd.

10.33(3)       Registration Rights           Fix-Corp International,       3/11/98
               Agreement                     Inc. and JNC Strategic Fund
                                             Ltd.

10.34(3)       Warrant                       Fix-Corp International,       3/11/98
                                             Inc. and JNC Strategic Fund
                                             Ltd.



10.35(3)       Escrow Agreement              Fix-Corp International,       3/11/98
                                             Inc., JNC Strategic Fund
                                             Ltd., and Robinson,
                                             Silverman, Pearce, Aronsohn
                                             & Berman LLP

10.36(3)       Convertible Debenture         Fix-Corp International,       4/8/98
               Purchase Agreement            Inc. and JNC Strategic Fund
                                             Ltd.

10.37(3)       4% Convertible Debenture      Fix-Corp International,       4/8/98
               Due April 8, 2001             Inc. and JNC Strategic Fund
                                             Ltd.

10.38(3)       Registration Rights           Fix-Corp International,       4/8/98
               Agreement                     Inc. and JNC Strategic Fund
                                             Ltd.

10.39(3)       Warrant                       Fix-Corp International,       4/8/98
                                             Inc. and JNC Strategic Fund
                                             Ltd.

10.40(3)       Escrow Agreement              Fix-Corp International,       4/8/98
                                             Inc., JNC Strategic Fund
                                             Ltd., and Robinson,
                                             Silverman, Pearce, Aronsohn
                                             & Berman LLP

10.41(3)       Standard Industrial Lease     B-K-N Corporation and Fix-    4/17/98
                                             Corp International, Inc.

10.42(1)       Loan and Security Agreement   Fix-Corp International,       6/8/98
                                             Inc., Fixcor Industries,
                                             Inc., Pallet Technology,
                                             Inc. and Poly Style
                                             Industries, Inc. as
                                             Borrower, and Coast
                                             Business Credit, a division
                                             of Southern Pacific Bank

10.43(1)       Continuing Guaranty           Fix-Corp International,       6/8/98
                                             Inc., as Guarantor, and
                                             Fixcor Industries, Inc.,
                                             Pallet Technology, Inc. and



                                             Poly Style Industries,
                                             Inc., as Borrower, and
                                             Coast Business credit, a
                                             division of Southern
                                             Pacific Bank

10.44(1)       Continuing Guaranty           Fixcor Industries, Inc., as   6/898
                                             Guarantor, and Pallet
                                             Technology, Inc. and Poly
                                             Style Industries, Inc. as
                                             Borrower, and Coast
                                             Business Credit, a division
                                             of Southern Pacific Bank

10.45(1)       Continuing Guaranty           Pallet Technology, Inc., as   6/8/98
                                             Guarantor, and Fixcor
                                             Industries, Inc. and Poly
                                             Style, Inc., as Borrower,
                                             and Coast Business Credit,
                                             a division of Southern
                                             Pacific Bank

10.46(1)       Continuing Guaranty           Poly Style Industries,        6/8/98
                                             Inc., as Guarantor, and
                                             Fixcor Industries, Inc. and
                                             Pallet Technology, Inc., as
                                             Borrower, and Coast
                                             Business Credit, a division
                                             of Southern Pacific Bank

10.47(1)       Convertible Debenture         Fix-Corp International,       6/25/98
               Purchase Agreement            Inc. and JNC Opportunity
                                             Fund Ltd.

10.48(1)       4% Convertible Debenture      Fix-Corp International,       6/25/98
               Due June 25, 2001             Inc. and JNC Opportunity
                                             Fund Ltd.

10.49(1)       Registration Rights           Fix-Corp International,       6/25/98
               Agreement                     Inc. and JNC Opportunity
                                             Fund Ltd.

10.50(1)       Warrant                       Fix-Corp International,       6/25/98
                                             Inc. and JNC Opportunity
                                             Fund Ltd.



10.51(1)       Letter Agreement              Fix-Corp International,       6/25/98
                                             Inc., JNC Opportunity Fund
                                             Ltd., JNC Strategic Fund
                                             Ltd. Diversified Strategies
                                             Fund, L.P.

10.52(2)       Executive Employment          Fix-Corp International,       7/16/98
               Agreement Chief               Inc. and Roger
               Financial Officer             Kittelson

10.53(2)       Incentive Stock               Fix-Corp International,       7/16/98
               Option Agreement              Inc. and Roger
                                             Kittelson

27(4)          Financial Data Schedule




(1) Filed with the Registration Statement on Form 10-SB, as amended on Form 10-SB/A by the Company on November 17, 1997, on December 22, 1997, on March 2, 1998, and on July 15, 1998, each with SEC File No. 000-23369, and effective by lapse of time on January 12, 1998.



(2) Filed with the Registration Statement on Form SB-2 filed by the Company on January 20, 1998, as amended on Form SB-2 filed by the Company on July 27, 1998, each with SEC File No. 333-44551.



(3) Filed with the Annual Report on form 10-KSB filed by the Company on June 2, 1998, SEC File No. 333-23369.



(4)  Filed herewith.


     (b)  Reports on Form 8-K.

     No reports on Form 8-K during were filed during the last quarter of the period covered by this report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIX-CORP INTERNATIONAL, INC.


By /s/ Mark Fixler                                July 27, 1998
Mark Fixler,                                      -------------
Chief Executive Officer and President

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Mark Fixler                                   July 27, 1998
--------------------------                        -------------
Mark Fixler, Chief Executive Officer
and Director






/s/ Roger A. Kittelson                            July 27, 1998
--------------------------                        -------------
Roger A. Kittelson, Chief Financial Officer



/s/ Andrew I. Press                               July 27, 1998
--------------------------                        -------------
Andrew I. Press, Treasurer
and Director



                                                  July   , 1998
--------------------------                        -------------
Gary M. DeLaurentiis,
President and Director



/s/ Michael DiSanto                               July 27, 1998
--------------------------                        -------------
Michael DiSanto, Director



                                                  July   , 1998
--------------------------                        -------------
S. Darwin Noll, Director



/s/ Lawrence C. Schmelzer                         July 27, 1998
--------------------------                        -------------
Lawrence C. Schmelzer, Director

                                            ----------------------------------
                                                Fix-Corp International, Inc.
                                                        and Subsidiaries

                                             Consolidated Financial Statements
                                                            &
                                                Independent Auditor's Report

                                                  December 31, 1996 & 1997
                                            ----------------------------------




                         ----------------------------------
                            Harmon & Company, CPA, Inc.
                                   Columbus, Ohio
                         ----------------------------------

                                            ----------------------------------
                                                Fix-Corp International, Inc.
                                                       and Subsidiaries
                                            ----------------------------------



                    Index to Consolidated Financial Statements


                                                                                 Page
                                                                                -----
Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . .  2
Consolidated Balance Sheets. . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
Consolidated Statements of Operations. . . . . . . . . . . . . . . . . . . . . . . .4
Consolidated Statement of Changes in Stockholders' Equity. . . . . . . . . . . . . .5
Consolidated Statements of Cash Flows. . . . . . . . . . . . . . . . . . . . . . . .6
Notes to the Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .7

                            INDEPENDENT AUDITOR'S REPORT


To The Board of Directors of
Fix-Corp International, Inc.

     We have audited the accompanying Consolidated Balance Sheets of Fix-Corp International, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, cash flow, and stockholders' equity for the years then ended, all as restated, see Note 4. These financial statements are the responsibility of the management of Fix-Corp International, Inc.. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ Harmon & Company, CPA, Inc.
----------------------------
Harmon & Company, CPA, Inc.

March 26, 1998
Except as for Note 4, as to which the date is July 10, 1998

                   FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1997
                            (As Restated, See Note 4)

                                                         12/31/96       12/31/97
                                                         --------       --------
                                     ASSETS
CURRENT ASSETS
 Cash and Cash Equivalents                               $224,539    $6,895,619
 Investment in Marketable Securities                      130,692       108,287
 Trade Accounts Receivable, net                            88,763     1,309,503
 Other Receivables                                          - 0 -       334,000
 Purchase Order Financing Contracts                       221,672        30,000
 Inventory                                                 96,002     2,910,220
 Prepaid Expenses                                           - 0 -        45,285
                                                       ----------   -----------
     Total Current Assets                                 761,668    11,632,914
                                                       ----------   -----------
PROPERTY, PLANT & EQUIPMENT
 Land & Land Held for Development                         100,000       100,000
 Buildings                                              1,000,000     1,000,000
 Plant Equipment                                        2,392,000    13,350,841
 Office Furniture & Fixtures                               22,500        37,655
                                                       ----------   -----------
                                                        3,514,500    14,488,496
 Less Accumulated Depreciation and Amortization            (6,428)     (680,310)
                                                       ----------   -----------
     Total Property, Plant & Equipment                  3,508,072    13,808,186
                                                       ----------   -----------
DEFERRED INCOME TAXES                                     412,150       820,050
                                                       ----------   -----------
OTHER ASSETS & DEFERRED CHARGES                           692,226     1,228,948
                                                       ----------   -----------
     Total Assets                                      $5,374,116   $27,490,098
                                                       ----------   -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Short-Term Borrowings                                 $3,548,000      $320,000
 Equipment Purchase Contracts                               - 0 -     1,875,000
 Accounts Payable                                          68,008     2,064,137
 Accrued Expenses                                          44,317       148,406
 Current Portion of Long-Term Debt                          - 0 -     3,500,000
                                                       ----------   -----------
     Total Current Liabilities                          3,660,325     7,907,543
                                                       ----------   -----------
LONG-TERM DEBT
 4% Convertible Debentures                                  - 0 -     8,000,000
 $7,000,000 Revolving Term Note                             - 0 -     6,780,489
                                                       ----------   -----------
                                                            - 0 -    14,780,489
 Less Current Portion of Long-Term Debt                     - 0 -    (3,500,000)
                                                       ----------   -----------
     Total Long-Term Debt                                   - 0 -    11,280,489
                                                       ----------   -----------
STOCKHOLDERS' EQUITY
 Preferred Stock, $.001 par value,
   2,000,000 shares authorized, (0- shares
   issued and outstanding)                                  - 0 -         - 0 -
 Common Stock, par value $.001 per share,
   100,000,000 shares authorized,
   20,974,024 and 30,058,289 issued and
   outstanding in 1996 and 1997                            20,974        30,058
 Additional Paid in Capital                             6,345,529    13,904,304
 Unrealized Holding Loss on Investments                   (68,673)      (21,173)
 Retained Earnings (Deficit)                           (4,584,039)   (5,611,123)
                                                       ----------   -----------
     Total Stockholders' Equity                         1,713,791     8,302,066
                                                       ----------   -----------
     Total Liabilities and Stockholders' Equity        $5,374,116   $27,490,098
                                                       ----------   -----------

                    The accompanying notes are an integral part
                           of these financial statements.

                    FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                              (As Restated, See Note 4)

                                                         12/31/96      12/31/97
                                                         --------      --------
REVENUE
 Sales, net                                              $232,824    $8,020,304
 Fees on Purchase Order Contract Financing                408,337       191,795
 Commission & Shared Finance Fees                         102,442       157,711
                                                      -----------   -----------
     Total Revenue                                        743,603     8,369,810
                                                      -----------   -----------
COST OF SALES AND CONTRACT FINANCING OPERATIONS
 Cost of Sales & Plant Operating Costs                     89,403     6,799,548
 Consulting Fees & Shared Commissions                      42,939        37,181
 Interest Expense, Contract Financing                     250,822       156,100
                                                      -----------   -----------
   Cost of Sales and Contract Financing Operations        383,164     6,992,829
                                                      -----------   -----------
     Gross Profit                                         360,439     1,376,981
                                                      -----------   -----------
OPERATING EXPENSES
 Administrative Salaries, Wages and Related Costs         277,317       436,372
 Value of Shares Issued to a Related Party              3,638,000         - 0 -
 Depreciation & Amortization                               19,514       728,044
 Legal & Professional, including Consulting Fees           98,513       309,453
 Other General & Administrative                            96,039       571,898
                                                      -----------   -----------
     Total Expenses                                     4,129,383     2,045,767
                                                      -----------   -----------
     Operating Income (Loss)                           (3,768,944)     (668,786)
                                                      -----------   -----------
OTHER INCOME (EXPENSE)
 Interest Income                                            - 0 -        85,498
 Interest Expense and Financing Costs, Other              (32,730)     (820,707)
 Other Expense                                              - 0 -       (30,989)
                                                      -----------   -----------
                                                          (32,730)     (766,198)
                                                      -----------   -----------
     Net (Loss) Before Income Taxes                    (3,801,674)   (1,434,984)
                                                      -----------   -----------
LESS PROVISION FOR DEFERRED INCOME TAXES
 Federal                                                  (43,000)     (332,000)
 State                                                     (9,850)      (75,900)
                                                      -----------   -----------
     Total Deferred Income Taxes                          (52,850)     (407,900)
                                                      -----------   -----------
     Net Loss                                         ($3,748,824)  ($1,027,084)
                                                      -----------   -----------
NET LOSS PER COMMON SHARE
 Basic                                                     (0.267)       (0.039)
                                                      -----------   -----------
 Diluted                                                   (0.208)       (0.034)
                                                      -----------   -----------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
 Basic                                                 14,040,040    26,139,451
                                                      -----------   -----------
 Diluted                                               18,040,040    30,139,451
                                                      -----------   -----------

                     The accompanying notes are an integral part
                            of these financial statements.

                  FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                            (As Restated, See Note 4)




                                                              Common Stock          Additional     Retained          Total
                                                              ------------           Paid-In       Earnings       Stockholders'
                                                         Shares           Amount      Capital      (Deficit)         Equity
                                                         ------           ------      -------      ---------         ------

Balances at December 31, 1995                           7,106,056           $711       $641,230     ($835,215)     ($193,274)

Issuance of shares to a related party in connection
with the acquisition of Ohio Resources Recovery
Plant                                                   6,063,036            606      3,637,394                    3,638,000

Private Placement of Common Stock, net of
related issuance cost                                   6,204,932            620      1,605,782                    1,606,402

Issuance of shares to secure bridge financing and
held in escrow subject to loan agreements               1,600,000            160        480,000                      480,160

Net loss for the period                                                                            (3,748,824)    (3,748,824)
                                                      -----------------------------------------------------------------------
      Balances at December 31, 1996                    20,974,024         $2,097     $6,364,406   ($4,584,039)    $1,782,464
Adjustment to reflect change in par value                   - 0 -         18,877        (18,877)        - 0 -          - 0 -
                                                      -----------------------------------------------------------------------
  Balances at December 31, 1996 as restated            20,974,024        $20,974     $6,345,529   ($4,584,039)     1,782,464
                                                      -----------------------------------------------------------------------
Unrealized Holding Loss on Investments                                                                               (68,673)
                                                                                                                 ------------
                                                                                                                  $1,713,791
                                                                                                                 ------------

Preferred Stock Private Placement Proceeds:
 Issuance of Common Stock upon conversion               1,925,000          1,925      1,923,075                    1,925,000
 Proceeds from excercise of related warranrts           1,925,000          1,925      1,923,075                    1,925,000


Proceeds from various Private Placement
Offerings including shares issued for services
and financing costs                                     3,980,265          3,980      2,396,814                    2,400,794

Proceeds from exercise of warrants                        500,000            500         62,000                       62,500

Cancellation and reissuance of common shares issued
in 1996 to secure bridge financing                        183,000            183        546,342                      546,525

Acquistion of Equipment                                   571,000            571        707,469                      708,040

Net loss for the period                                                                            (1,027,084)    (1,027,084)
                                                      -----------------------------------------------------------------------
                                                       30,058,289        $30,058    $13,904,304   ($5,611,123)    $8,323,239
                                                      ---------------------------------------------------------
Unrealized Holding Loss on Investments                                                                               (21,173)
                                                                                                                 ------------
                                                                                                                  $8,302,066
                                                                                                                 ------------



                         The accompanying notes are an integral part
                             of these financial statements.

                   FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
                           (As Restated, See Note 4)



                                                         12/31/96       12/31/97
                                                         --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income (Loss)                                   ($3,748,824)   ($1,027,084)

 ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES
 Depreciation & Amortization Expense                       19,514       728,044
 Value of Shares Issued to a Related Party              3,638,000          - 0 -

 Investment in Marketable Securities                    (199,365)        22,405
 (Increase) Decrease in Trade Accounts Receivables       (29,327)    (1,220,740)
 (Increase) Decrease in Other Receivables                   - 0 -      (334,000)
 (Increase) Decrease in Purchase Order Financing
  Contracts                                             (148,872)       191,672
 (Increase) in Inventory                                 (96,002)    (2,814,218)
 (Increase) in Prepaid Expenses                             - 0 -       (45,285)
 (Increase) in Deferred Tax Asset                        (52,850)      (407,900)
 Increase in Equipment Purchase Contracts                   - 0 -     1,875,000
 Increase (Decrease) in Accounts Payable                 (45,176)     1,996,130
 Increase in Accrued Expenses                               3,718       104,089
                                                            -----       -------
        Net Cash Provided (Used) by
             Operating Activities                       (659,184)      (931,887)
                                                        --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES
 Purchase of Land & Land Held for Development           (100,000)          - 0 -
 Purchase of Buildings                                (1,000,000)          - 0 -
 Purchase of Plant Equipment                          (2,392,000)   (10,250,801)
 Purchase of Office Furniture & Fixtures                    - 0 -       (15,156)
 Additions to Other Assets                              (632,700)      (471,859)
                                                        --------        -------
         Net Cash Provided (Used) by
             Investing Activities                     (4,124,700)   (10,737,816)
                                                       ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from Sale of Stock                            1,606,402     6,438,294
 Proceeds (Payments) on Short-Term Borrowings           3,330,000    (2,398,000)
 Proceeds from Convertible Debentures                       - 0 -     8,000,000
 Proceeds from Gordon Brothers Financings                 198,161     6,780,489
 Payments on Long-Term Debt                             (160,000)          - 0 -
                                                         --------          -----
         Net Cash Provided (Used) by
             Financing Activities                       4,974,563    18,340,783
                                                        ---------    -----------
             Net Income Increase (Decrease) in Cash      $190,679     6,671,080
                                                         --------     ---------
Cash at Beginning of Period                               $33,860      $224,539
                                                           ------       -------
Cash at End of Period                                    $224,539    $6,895,619
                                                         --------    ----------

                  SUPPLEMENTAL DISCLOSURES

INTEREST PAID, EXCLUDING PURCHASE ORDER
  CONTRACT FINANCING                                      $32,730      $368,832
                                                          -------       -------
ISSUANCE OF COMMON STOCK FOR:
 Equipment                                                  - 0 -       708,040
 Conversion of Notes Payable                                - 0 -       350,000
 Interest Expense                                           - 0 -        73,125


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

                                             Life in Years        Life in Years
      Description                            As Previously          As Changed
                                               Reported
-----------------------------------------------------------------------------------
 Buildings                                      10-25 years            39 years

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

NOTE 3 - INVENTORY

     Inventory is stated at the lower of cost or market, using the First-in, First-out, (FIFO), method of accounting, and consists of plastic recycled products. Inventories at December 31, by major classification, were as follows:

                                                         1996            1997
----------------------------------------------------------------------------------
 Raw Materials                                          $96,002      $2,457,209

 Work in Process                                          - 0 -          86,210

 Finished Goods                                           - 0 -         303,990

 Supplies & Chemicals                                     - 0 -          62,811
                                                        -------      ----------
                            Total Inventory             $96,002      $2,910,220
                                                        -------      ----------

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

     In connection with the Company's initial registration of its securities it has restated the financial statements for the years ended December 31, 1996 and 1997, to reflect the value of shares issued to a "related party" (a principal shareholder) as an expense in the period ended December 31, 1996; previously this had been included as part of the capitalized cost of the Resource Recovery plant. The restated purchase price of $3,400,000 has been reallocated on the same basis as the components of the appraised fair market values of the property at the time of the purchase.

 The allocation of the revised capitalized are as follows:               Amount
--------------------------------------------------------------------------------
 Land & Land held for Development                                      $100,000

 Buildings                                                            1,000,000

 Plant Equipment                                                      2,300,000
                                                                      ---------
                             Total                                   $3,400,000
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


 The purchase was financed as follows                                    Amount
-------------------------------------------------------------------------------
 Cash                                                                  $900,000

 Secured Equipment Loan                                               2,500,000
                                                                      ---------
                         Total Payments                              $3,400,000
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

NOTE 5 - OTHER ASSETS AND DEFERRED CHARGES

 Other Assets and Deferred Charges consist of the             1996         1997
 following:
-------------------------------------------------------------------------------
 Unamortized Debt Issue Costs (net of accumulated
 amortization of $-0- and $532,593 in 1996 and 1997,      $480,000     $894,082
 respectively)

 Deferred Preoperating Plant Startup Costs  (net of
 accumulated amortization of $-0- and $36,362 in            36,750      145,060
 1996 and 1997, respectively

 Disputed Finance Deposit Claim, net of valuation
 allowance of $30,000 in 1997                               90,000       60,000

 License Agreement                                             -0-       30,000

 Note Receivable from Affiliated Company                    26,000       26,000

 Organizational Costs  (net of accumulated
 amortization of $32,600 and $48,900 in 1996 and            48,900       32,600
 1997, respectively)

 Deposits                                                      900       31,530

 Other Assets                                                9,676        9,676
                                                             -----        -----
       Total Other Assets and Deferred Charges            $692,226   $1,228,948
                                                          --------   ----------

     UNAMORTIZED DEBT ISSUE COSTS - Unamortized Debt Issue Costs consists of legal and accounting fees, printing costs and other expenses associated with issuance of debt and financing instruments, including the Convertible Debentures. The costs are being amortized over the life of the related financing instrument. Amortization expense charged to operations was $-0- and $36,362 in 1996 and 1997, respectively

     NOTE RECEIVABLE FROM AFFILIATED COMPANY - The Note Receivable from Affiliated Company results from a loan to Fix-Sports, Inc., a company partially owned by the Company's President. The note bears interest at 10% and is signed personally by the President and collateralized by 52,000 shares of the Company's common stock.

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

NOTE 6 - DEFERRED TAXES AND INCOME TAXES

     As more fully described in Note 1, the Company adopted Financial Accounting Standards No. 109, "Accounting for Income Taxes" and all years presented reflect the adoption of this method. The deferred tax asset of $820,050, net of a valuation allowance of $137,500, which arises solely from the estimated future benefit of the net operating loss carry-forward of approximately $6,351,300.

 The components of the deferred tax asset are as             1996           1997
 follows:
---------------------------------------------------------------------------------
 Tax asset arising form net operating loss
 carryforward:

    Federal                                              $447,375       $779,375

    State                                                 102,275        178,175
                                                          -------        -------
              Total Deferred Tax Asset                    549,650        957,550

 Less valuation for deferred tax assets                 (137,500)      (137,500)
                                                        ---------      ---------

                Deferred Taxes - net                     $412,150       $820,050
                                                        ---------      ---------
                                                        ---------      ---------

 The components of the provision for taxes were as           1996           1997
 follows:
---------------------------------------------------------------------------------
 Provision for Deferred Taxes:

    Federal                                               $57,250       $332,000

    State                                                  13,100         75,900

    Valuation allowance                                  (17,500)          - 0 -
                                                         --------          -----

                       Total                              $52,850       $407,900
                                                          -------       --------
                                                          -------       --------

     The amounts and expiration dates of the net operating loss carryforward available to the Company at December 31, 1996 are as follows:

                                                           Amount    Expiration
                                                                           Date
--------------------------------------------------------------------------------
 Loss for the year ended December 31, 1995             $1,114,642          2010

 Loss for the year ended December 31, 1996              3,801,674          2011

 Loss for the year ended December 31, 1997              1,434,984          2012
                                                        ---------
       Total Net Operating Loss Carryforward           $6,351,300
                                                       ----------

NOTE 7 - SHORT-TERM BORROWINGS

Short-Term Borrowings at December 31 consisted of the following:

                                                             1996           1997
--------------------------------------------------------------------------------
 Secured Equipment Note Payable                        $2,500,000         $- 0 -

 Convertible Bridge Financing Notes Payable               250,000          - 0 -

 6.07% Convertible Bridge Financing Notes Payable         200,000          - 0 -

 Notes Payable to Shareholders                            418,000        180,000

 12% Note Payable                                          80,000         80,000

 Notes Payable to Others                                  100,000         60,000
                                                          -------       --------
                                                       $3,548,000       $320,000
                                                       ----------       --------

     SECURED EQUIPMENT LOAN PAYABLE - At December 31, 1996 the Company was a party to a Loan and Security Agreement with Gordon Brothers Capital Corporation, a Delaware company, and Mark Fixler, a principal shareholder, President and CEO, personally. The loan was for $2,500,000 bearing interest at 12 1/2% and was secured by an Open-End Mortgage to the premises located at 1835 James Parkway, Heath, Ohio, namely the post consumer plastics recycling facility or Resource Recovery plant.

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

     On December 11, 1996, for value received, the Company promised to pay to the order of Generation Capital Associates, a non affiliated New York limited partnership or its assigns, the principal amount of two hundred thousand dollars ($200,000). The principal thereof and any unpaid accrued interest thereon became due and payable on June 31, 1997. The note bears interest at the rate of 6.07% percent per annum on the outstanding principal balance, payable quarterly commencing January 1, 1997.

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

     On August 5, 1997, to facilitate a planned increase in inventory, the Company entered into a one (1) year lease for 73,000 square feet of warehouse space at a monthly rental of $15,330. Rental expense for the year ended December 31, 1997 amounted to $76,650.

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

     (6.) In 1996 pursuant to the Acquisition Agreement, the Company issued to Mr. Fixler 6,063,036 shares of Common Stock (at a value of $.60 per share) in a transaction exempt from registration under Section 4(2) of the Securities Act.

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