Form 10QSB
period 1998-06-30
FIX CORP INTERNATIONAL INC
filed 1998-08-14
CIK 1029672

================================================================================
================================================================================


                       U.S. SECURITIES AND EXCHANGE COMISSION
                               WASHINGTON D.C. 20549

                                    FORM 10-QSB

                [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                             FOR SMALL BUSINESS ISSUERS
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

  Indicate by check mark whether registrant (1)has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X   No
                                       ---    ---
      Shares of Registrant's common shares, without par value, outstanding at
                                August 12, 1998 was
                                     30,218,269


================================================================================

================================================================================
================================================================================
                            FIX-CORP INTERNATIONAL, INC.
                                  AND SUBSIDIARIES
                                       INDEX
================================================================================
================================================================================


   PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

                     Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997......... 1

                     Consolidated Statements of Income for the Second Quarter and
                       Six Months Ended June 30, 1998 and 1997......................................2

                     Consolidated Statement of Stockholders' Equity for the Period
                       Ended June 30, 1998..........................................................3

                     Consolidated Statements of Cash Flows for the Period
                       Ended June 30, 1998..........................................................4

            Item 2.  Management's Discussion and Analysis of Financial Condition
                       And Results of Operations....................................................5



   PART II. OTHER INFORMATION

            Item 1.   Legal Proceedings.............................................................9

            Item 2-3. Not Applicable

            Item 4.   Submission of Matters to a Vote of Security Holders...........................9

            Item 5.   Other Information.............................................................9

            Item 6.   Exhibits

                          #27.1   Financial Data Schedule...........................................9

            Signatures.............................................................................10


================================================================================

 ITEM 1. FINANCIAL STATEMENTS

                   FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

================================================================================

                                                             JUNE 30,                  DECEMBER 31,
                              ASSETS                           1998                       1997
                                                           (UNAUDITED)                  (AUDITED)

     CURRENT ASSETS
          CASH                                             $ 4,971,337                  $  6,895,619
          INVESTMENT IN MARKETABLE SECURITIES                  771,034                      108,287
          TRADE ACCOUNTS RECEIVABLE                          5,032,203                    1,643,503
          INVENTORIES                                        6,909,430                    2,910,220
          OTHER CURRENT ASSETS                                 504,408                       75,285
                                                           -----------                 ------------
     TOTAL CURRENT ASSETS                                   18,188,412                   11,632,914
                                                           -----------                 ------------
     PROPERTY , PLANT AND EQUIPMENT
          LAND AND LAND HELD FOR DEVELOPMENT                   100,000                      100,000
          BUILDINGS                                          1,074,086                    1,000,000
          EQUIPMENT                                         21,778,926                   13,388,496
                                                           -----------                 ------------
                                                            22,953,012                   14,488,496
                                                           -----------                 ------------
          LESS ACCUMULATED DEPREC./AMORT.                   (1,321,432)                    (680,310)
                                                           -----------                 ------------
          PROPERTY, PLANT AND EQUIPMENT-NET                 21,631,580                   13,808,186
                                                           -----------                 ------------
     OTHER ASSETS
          DEFERRED INCOME TAXES                                693,550                      820,050
          OTHER ASSETS AND DEFERRED CHARGES                  2,536,957                    1,228,948
                                                           -----------                 ------------
          TOTAL OTHER ASSETS                                 3,230,507                    2,048,998
                                                           -----------                 ------------
          TOTAL ASSETS                                     $43,050,499                  $27,490,098
                                                           -----------                 ------------
          LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
          SHORT-TERM BORROWINGS                                 25,000                      320,000
          ACCOUNTS PAYABLE AND ACCRUED EXPENSES              5,073,447                    4,087,543
          CURRENT PORTION OF LONG-TERM DEBT                  1,276,933                    3,500,000
                                                           -----------                 ------------
          TOTAL CURRENT LIABILITIES                          6,375,380                   7, 907,543
                                                           -----------                 ------------

          LONG-TERM DEBT, LESS CURRENT PORTION               8,442,417                    3,280,489
          SUBORDINATED CONVERTIBLE DEBENTURES               18,000,000                    8,000,000

     STOCKHOLDERS' EQUITY
          PREFERRED STOCK, $.001 par value, 2,000,000
          shares authorized, -0- shares issued or
          outstanding                                                0                            0
          COMMON STOCK, $.001 par value, 100,000,000
          shares authorized and  30,218,269 issued and
          outstanding as of  June 30, 1998                      30,218                       30,058
          ADDITIONAL PAID-IN CAPITAL                        15,285,254                   13,904,304
          UNREALIZED LOSS ON INVESTMENTS                       (21,173)                    (21, 173)
          RETAINED EARNINGS (DEFICIT)                       (5,061,597)                  (5,611,123)
                                                           -----------                 ------------
          TOTAL STOCKHOLDERS' EQUITY                        10,232,702                    8,302,066
                                                           -----------                 ------------

     TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY                                  $43,050,499                  $27,490,098
                                                           -----------                 ------------

                   FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF INCOME

================================================================================


                                                     THREE MONTHS ENDED            SIX  MONTHS ENDED
                                                          JUNE 30                        JUNE 30
                                                 --------------------------      -------------------------
                                                     1998          1997              1998          1997
                                                 ----------      ----------      ----------     ----------
NET SALES                                        $4,887,668      $2,173,585      $9,064,675     $3,342,115

COST OF SALES
     COST OF SALES                                2,209,287       1,114,768       4,028,060      1,752,712
                                                 ----------      ----------      ----------     ----------
         GROSS PROFIT                             2,678,381       1,058,817       5,036,615      1,589,403


OPERATING EXPENSES :
     SALARIES, WAGES AND RELATED COSTS              601,421         540,817         892,663        834,493
     DEPRECIATION AND AMORTIZATION                  341,122         225,000         641,122        326,500
     LEGAL, PROFESSIONAL AND CONSULTING FEES        128,834          52,993         267,419         83,232
     OTHER GENERAL AND ADMINISTRATIVE             1,512,177         400,603       2,915,762        643,516
                                                 ----------      ----------      ----------     ----------
         TOTAL OPERATING EXPENSES                 2,583,554       1,219,413       4,716,966      1,887,741
                                                 ----------      ----------      ----------     ----------
         INCOME (LOSS) FROM OPERATIONS               94,827        (160,596)        319,649       (298,338)
                                                 ----------      ----------      ----------     ----------

OTHER INCOME (EXPENSE) :
     INTEREST INCOME (EXPENSE) AND
         FINANCING COSTS-NET                         47,095        (255,419)        356,377       (222,821)
                                                 ----------      ----------      ----------     ----------
NET INCOME (LOSS) BEFORE INCOME TAXES               141,922        (416,009)        676,026       (521,159)

PROVISION FOR INCOME TAXES                           26,500               0         126,500              0
                                                 ----------      ----------      ----------     ----------
NET INCOME (LOSS)                                $  115,422     ($  416,009)     $  549,526    ($  521,159)
                                                 ----------      ----------      ----------     ----------

BASIC EARNINGS (LOSS) PER COMMON SHARE               $0.004         ($0.019)         $0.018        ($0.024)

DILUTED EARNINGS (LOSS) PER COMMON SHARE             $0.004         ($0.016)         $0.017        ($0.020)


                     FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES CONSDLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

================================================================================


                                                                                                              TOTAL
                                                                            ADDITIONAL      RETAINED          STOCK-
                                                  COMMON         STOCK       PAID-IN        EARNINGS          HOLDERS
                                                  SHARES        AMOUNT       CAPITAL       (DEFICIT)          EQUITY
                                               -----------    ----------  -------------    ------------    -------------
     BALANCES AT DECEMBER 31, 1997, AS
          RESTATED                              29,850,269     $  29,850    $13,904,512    ($5,611,123)     $ 8,323,239

     PROCEEDS FROM SALE OF RESTRICTED SHARES       238,000           238        799,997                         800,235

     ISSUANCE OF SHARES IN CONNECTION
          WITH FINANCING ACTIVITIES                 80,000            80        362,045                         362,125

     ISSUANCE OF SHARES IN CONNECTION
          WITH ACQUISITION OF ASSETS                50,000            50        218,700                         218,750

     NET INCOME FOR THE PERIOD                                                                 549,526
                                                ----------     ---------  -------------    ------------    -------------
     BALANCES AT JUNE 30, 1998                  30,218,269     $  30,218    $15,285,254    ($5,061,597)     $10,253,875
                                                ----------     ---------  -------------    ------------    -------------
     UNREALIZED HOLDING LOSS ON INVESTMENTS                                                                     (21,173)
                                                                                                           -------------
                                                                                                            $10,232,702
                                                                                                           -------------

================================================================================

                   FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================


                                                                       SIX MONTHS ENDED   12 MONTHS ENDED
                                                                             JUNE 30,         DECEMBER 31,
                                                                              1998               1997
                                                                              ----               ----
     CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME (LOSS)                                                     $  549,526        ($1,027,084)
                                                                           ----------        -----------

     ADJUSTMENTS TO RECONCILE NET INCOME TO
     NET CASH USED BY OPERATING ACTIVITIES:
     DEPRECIATION AND AMORTIZATION EXPENSE                                    641,122            728,044
      (INCREASE) IN INVESTMENT IN MARKETABLE SECURITIES                      (662,747)            22,405
      (INCREASE) IN  ACCOUNTS RECEIVABLE                                   (3,388,700)        (1,363,068)
      (INCREASE) IN  INVENTORIES                                           (3,999,210)        (2,814,218)
      (INCREASE) IN  OTHER CURRENT ASSETS                                    (429,123)           (45,285)
      (INCREASE) IN  OTHER ASSETS                                          (1,181,509)          (407,900)
     INCREASE IN ACCOUNTS PAYABLE AND
     ACCRUED EXPENSES                                                         985,904          3,975,219
                                                                           ----------        -----------

     NET CASH PROVIDED(USED) BY OPERATING ACTIVITIES                       (7,484,737)          (931,887)
                                                                           ----------        -----------

     CASH FLOWS PROVIDED(USED) BY INVESTING ACTIVITIES
     PURCHASES OF EQUIPMENT                                                (8,464,516)       (10,737,816)
                                                                           ----------        -----------

     CASH FLOWS FROM FINANCING ACTIVITIES
      (PAYMENTS) ON NOTES PAYABLE                                            (295,000)                 0
     PROCEEDS FROM SALE OF STOCK                                            1,381,110          6,438,294
     PROCEEDS FROM BORROWINGS                                               2,938,861          3,902,489
     PROCEEDS FROM CONVERTIBLE DEBENTURES                                  10,000,000          8,000,000
                                                                           ----------        -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                             14,024,971         18,340,783
                                                                           ----------        -----------

     NET CASH (DECREASE) INCREASE                                          (1,924,282)         6,671,080
                                                                           ----------        -----------

     CASH AT BEGINNING OF PERIOD                                            6,895,619            224,539
                                                                           ----------        -----------

     CASH AT END OF PERIOD                                                 $4,971,337        $ 6,895,619
                                                                           ----------        -----------


================================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The financial statements include the accounts of Fix-Corp International, Inc. and its wholly-owned subsidiaries Fixcor Industries, Inc., Pallet Technology, Inc., Poly Style Industries, Inc. and Fixcor Recovery Systems, Inc. All significant intercompany balances and transactions have been eliminated.

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

Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute "forward-looking statements", within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the plastic packaging markets for both consumer and industrial uses; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability, new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report, Given these uncertainties, readers of this Report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

PHASE 1
This phase of the business plan relates to the source of the Company's revenues prior to acquisition of the Facility now owned and operated by Fixcor. The sources of these revenues were corporate awards, jewelry marketing and the extension of financing to small businesses collateralized by purchase orders.

PHASE 2
With the acquisition of the Facility in Heath, Ohio, the Company, through its wholly-owned subsidiary, became the owner and operator of a stand-alone, post-consumer, plastic recycling operation. This operation contains three operating lines for cleaning and washing raw material and five extrusion lines for producing post-consumer plastic resin. The first became operational January 8, 1997, the second March 4, 1997, and the third October 22, 1997. Since the acquisition of this Facility, the corporate awards jewelry marketing and the financing of purchase orders has become an immaterial portion of the revenues and operations of the Company. Funding of the Facility acquisition was made by obtaining bridge financing in the amount of $2,500,000 from Gordon Brothers Capital Corporation and $900,000 in cash. The bridge financing was secured by a mortgage on the Facility, and a security interest in all inventory, accounts receivables and contracts with customers, and a personal guarantee of Mr. Fixler. On May 14, 1997, the Company replaced this bridge financing with permanent financing from NationsCredit Commercial Corporation for up to $7,000,000.
This financing consisted of a security agreement on all of Fixcor's assets, and a credit line based upon a percentage of inventory and accounts receivable. All financing from NationsCredit Commercial Corporation was refinanced through Gordon Brothers Capital, LLC (successor to Gordon Brothers Capital Corp.) in December, 1997. This resulted in the Company, Fixcor and Pallet Technology being the borrowers on a revolving credit facility in the principal amount of $7,000,000, $3,500,000 of which principal was due in October, 1998. In June, 1998, all credit facilities being provided by Gordon Brothers Capital, LLC were refinanced through a credit facility with Coast Business Credit, a division of Southern Pacific Bank, a commercial lender with an office located in Los Angeles, California. This financing was in the amount of $20,000,000 and was secured by a security interest in all of the Company's, Fixcor's, Pallet Technology's, and Poly Style's receivables, inventory, equipment, investment property and general intangibles. Each of the Company, Fixcor, Pallet Technology also provided cross guarantees under this financing agreement. This financing arrangement included a $10,000,000 term loan, a $5,000,000 line of credit for accounts receivables and a $5,000,000 credit facility for new equipment purchases.

PHASE 3
On July 7, 1997, the Company formed another wholly-owned subsidiary, Pallet Technology. The purpose of this subsidiary is to specialize in the production of plastic pallets. Pallet Technology has ordered a specialized, state-of-the-art, injection molding machine which transforms resin pellets, produced by Fixcor, into plastic pallets. Installation of this equipment was completed during January, 1998 and it was operating at substantially full capacity by the end of the first quarter of fiscal year 1998. The approximate cost of the equipment, molds, transportation and installation of the equipment for Pallet Technology's operation at the Facility was $4,000,000. The approximate cost of equipment, transportation and installation at the Florida Plant is expected to be approximately $3,000,000. The total cost of molds, which has not yet been determined, is not included in this amount. The cost of the standard pallet mold is approximately $700,000, and additional molds are on order. Not taking into consideration Pallet Technology's operations at the Florida Plant, which the Company expects to commence during the third quarter of fiscal year 1998, the Company conservatively estimates that Pallet Technology revenues for 1998 will be $10.0 to 13.0 million.

PHASE 4
During September, 1997, the Company's wholly-owned subsidiary, Fixcor entered into in agreement with AlliedSignal. Under this licensing agreement, Fixcor is entitled to utilize technology owned by Allied in the recovery of oil and plastic from shredded motor oil containers. This process produces two useable products from a previous waste stream, The Company expects to commence these operations during fiscal year 1998. The agreement requires Fixcor to pay royalties to Allied based upon the volume of recycling performed by Fixcor under these licenses.

PHASE 5
During February, 1998, the Company's wholly-owned subsidiary, Poly Style entered into the UV Agreement, under which Poly Style acquired substantially all of the assets of UV at the UV Plant, for a purchase price of approximately $1.04 million. Poly Style manufactures plastic vertical window blinds from extruded PVC.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1998
Second quarter sales amounted to $4,887,668, an improvement of 125% over the $2,173,585 for the 1997 quarter. Net income amounted to $115,422, as compared to a net loss of ($416,009) for the second quarter of 1997.

Six months sales of $9,064,675 increased 171% over the $3,342,115 for the same period last year. Net income for the period was $549,526, as compared to a net loss of ($521,159) for the first six months of 1997.

Comparative sales by type are summarized below (in $000's):


                                  SECOND QUARTER          YEAR-TO-DATE
                                  --------------          ------------
                               1998        1997          1998       1997
     RESIN                    $3,061     $2,047         $6,548    $2,866
     PALLETS                   1,535          0          2,053         0
     VERTICAL BLINDS             174          0            246         0
     ALL OTHER                   118        127            218       476
                              ------     ------         ------    ------
                              $4,888     $2,174         $9,065    $3,342
                              ------     ------         ------    ------


Sales of recycled plastic resin, although significantly higher than a year ago, were actually 12% less in the second quarter of 1998 as compared to the first quarter. This is a result of the significant change in the cost (and corresponding selling prices) for both mixed color and natural raw material since December 31, 1997.

These significant decreases in prices are putting increased pressure on the ability to maintain profitable margins, but to date, Fixcor has remained profitable.

Sales of pallets which began during the end of the first quarter of 1998 continued to increase during the second quarter and totaled $2,053,000 for the year-to-date. These sales should continue to increase significantly as the additional capacity created by the beginning of production in the new Florida plant develops throughout the third quarter of this year.

Another source of income for the period related to the increased value of funds invested in marketable securities. As a result of these gains, the Company recognized approximately $600,000 of income from this source.

The provision for income tax of $126,500 for the six months ended June 30, 1998, results from the reduction in the deferred tax asset recorded in the prior years. The total estimated net operating loss carry forwards that are available to the Company as of June 30, 1998, are approximately $6,000,000, and expire in the years 2010-2012.

LIOUIDITY AND CAPITAL RESOURCES AS OF JUNE 30, 1998
On June 30, 1998, the Company had loans of $9,719,350 outstanding from its $20,000,000 revolving credit facility versus $6,780,489 in such loans at December 31, 1997. The Company also has $18,000,000 of subordinated convertible debentures outstanding at June 30, 1998 compared to $8,000,000 at year end 1997. During the first six months of 1998, the Company also received $1,381,110 from the sale of stock.

Net cash used for operations was $7,484,737 for the six months ended June 30, 1998, due primarily to increased working capital needs including accounts receivable and inventories.

Capital expenditures, including acquisitions, were approximately $8,500,000 during the six months ended June 30, 1998.

The Company anticipates that it will be able to meet its funding needs for the acquisition of additional facilities and equipment, working capital and other needs through internally generated cash and borrowings under its existing revolving credit facility.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
The Company is from time to time made party to legal proceedings arising in the ordinary course of business. The Company does not believe that the results of such legal proceedings, even if unfavorable to the Company, will have a materially adverse impact on its financial condition or the results of its operations. With respect to the lawsuit between the Company and each of 3DM Limited Liability Co., the lawsuit between the Company and AMR Group, and the Company's Amendment No. 1 to the Annual Report on Form 10-KSB, filed July 28, 1998, no material developments have occurred.

ITEMS 2-3.     NOT APPLICABLE

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
The Company held its Annual Meeting of Stockholders on April 22, 1998. At the meeting the stockholders voted to establish the number of directors at six (6) and to elect each of the following to serve as a director of the Company for a one-year term expiring at the Annual Meeting of Stockholders in 1999 and until his successor is elected: Mark Fixler, Gary M. De Laurentiis, Michael DiSanto,
S. Darwin Noll, Andrew Press and Lawrence Schmelzer. Of these, Messrs. Fixler, De Laurentiis and Schmelzer were re-elected at the meeting and accordingly their terms of office continued after the meeting. The resolution to establish the number of directors and the resolution to elect the directors were each approved by the following vote: 11,083,849 in favor, and 0 opposed.

ITEM 5.   OTHER INFORMATION
In connection with the Company's initial registration of the Common Stock on Form 10-SB, the financial statements for the years ended December 31, 1996 and 1997 have been restated to reflect the value of shares issued to Mr. Fixler, a "related Party" and a principal shareholder, as an expense in the period ended December 31, 1996; previously this had been included as part of the capitalized cost of the Company's facility in Heath, Ohio (the "Facility"). The restated purchase price of $3,400,000 has been reallocated on the same basis as the components of the appraised fair market value of the Facility at the time of the purchase.

================================================================================

===============================================================================
===============================================================================
     SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          FIX-CORP INTERNATIONAL, INC.

          By /s/  Roger A. Kittelson
             -----------------------
             Roger A. Kittelson
             Chief Financial Officer
             (Principal Financial Officer)

             Date:  August 12, 1998


                                                                              10

================================================================================
================================================================================