Form 10QSB
period 1998-09-30
FIX CORP INTERNATIONAL INC
filed 1998-11-16
CIK 1029672

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


                 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


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

                                    YES  X  NO__

     SHARES OF REGISTRANT'S COMMON SHARES, WITHOUT PAR VALUE, OUTSTANDING AT
                               NOVEMBER 12, 1998 WAS
                                     30,393,269



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


     PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements

                     Consolidated Balance Sheets as of September 30, 1998
                              and December 31, 1997................................. 2

                     Consolidated Statements of Income for the Third Quarter
                              and Nine Months Ended September 30, 1998 and
                              1997 ................................................. 3

                     Consolidated Statement of Stockholders' Equity for the
                              Period Ended September 30, 1998 ...................... 4

                     Consolidated Statements of Cash Flows for the Period
                              Ended September 30, 1998 ............................. 5


          Item 2.    Management's Discussion and Analysis of Results of
                              Operations and Financial Condition for the
                              Nine Months Ended September 30, 1998 ............. 6 - 8



     PART II. OTHER INFORMATION


          Item 1.     Not Applicable

          Item 2.(c). Change in Securities.........................................  9

          Items 3-5.  Not Applicable

          Item 6.     Exhibits
                                #27.1   Financial Data Schedule.................... 10


          Signatures .............................................................. 11


================================================================================
================================================================================

Item 1. Financial Statements

                   FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS

================================================================================

                                                                               SEPTEMBER 30,    DECEMBER 31,
                        ASSETS                                                     1998             1997
                                                                                (UNAUDITED)      (AUDITED)
     CURRENT ASSETS
          CASH                                                                 $   329,732    $ 6,895,619
          INVESTMENT IN MARKETABLE SECURITIES                                      427,511        108,287
          ACCOUNTS RECEIVABLE,    less allowance for
               doubtful accounts of $1,000,000 at 9/30/98                        4,973,005      1,643,503
          INVENTORIES                                                            7,662,680      2,910,220
          OTHER CURRENT ASSETS                                                     901,517         75,285
                                                                               -----------    -----------
     TOTAL CURRENT ASSETS                                                       14,294,445     11,632,914
                                                                               -----------    -----------

     PROPERTY , PLANT AND EQUIPMENT
          LAND AND LAND HELD FOR DEVELOPMENT                                       130,000        100,000
          BUILDINGS                                                              1,591,753      1,000,000
          EQUIPMENT                                                             23,890,327     13,388,496
                                                                               -----------    -----------
                                                                                25,612,080     14,488,496
          LESS ACCUMULATED DEPREC./AMORT.                                       (1,767,672)      (680,310)
                                                                               -----------    -----------

          PROPERTY, PLANT AND EQUIPMENT-NET                                     23,844,408     13,808,186
                                                                               -----------    -----------

     OTHER ASSETS
          DEFERRED INCOME TAXES                                                  1,267,680        820,050
          OTHER ASSETS AND DEFERRED CHARGES                                      3,072,343      1,228,948
                                                                               -----------    -----------

          TOTAL OTHER ASSETS                                                     4,340,023      2,048,998
                                                                               -----------    -----------

     TOTAL ASSETS                                                              $42,478,876    $27,490,098
                                                                               -----------    -----------

          LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
          SHORT-TERM BORROWINGS                                                     25,000        320,000
          ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                  4,058,592      4,087,543
          CURRENT PORTION OF LONG-TERM DEBT                                      1,285,412      3,500,000
                                                                               -----------    -----------
          TOTAL CURRENT LIABILITIES                                              5,369,004     7, 907,543
                                                                               -----------    -----------

          LONG-TERM DEBT, LESS CURRENT PORTION                                  10,010,422      3,280,489
          SUBORDINATED CONVERTIBLE DEBENTURES                                   18,000,000      8,000,000

     STOCKHOLDERS' EQUITY
          PREFERRED STOCK, $.001 par value, 2,000,000 shares authorized,
          -0- shares issued or outstanding                                               0              0
          COMMON STOCK, $.001 par value, 100,000,000 shares authorized
          and  30,318,269 issued and outstanding as of September 30, 1998           30,318         29,850
          ADDITIONAL PAID-IN CAPITAL                                            15,610,254     13,904,512
          UNREALIZED LOSS ON INVESTMENTS                                           (21,173)       (21,173)
          RETAINED EARNINGS (DEFICIT)                                           (6,519,949)    (5,611,123)
                                                                               -----------    -----------

          TOTAL STOCKHOLDERS' EQUITY                                             9,099,450      8,302,066
                                                                               -----------    -----------

     TOTAL LIABILITIES AND  STOCKHOLDERS' EQUITY                               $42,478,876    $27,490,098
                                                                               -----------    -----------

                                                                                                              2

                FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME

================================================================================

                                                 THREE MONTHS ENDED             NINE MONTHS ENDED
                                                     SEPTEMBER 30                  SEPTEMBER 30
                                              -------------------------    --------------------------
                                                 1998           1997           1998           1997
NET SALES                                     $3,533,518     $2,688,108    $12,598,193     $6,010,223

COST OF SALES
   COST OF SALES                               1,855,105      1,787,632      5,883,165      3,540,344
                                            ------------    -----------    -----------    -----------

     GROSS PROFIT                              1,678,413        880,476      6,715,028      2,469,879


OPERATING EXPENSES :
   SALARIES, WAGES AND RELATED COSTS             479,662        375,619      1,372,325      1,210,112
   PROVISION FOR DOUBTFUL ACCOUNTS             1,000,000              0      1,000,000              0
   DEPRECIATION AND AMORTIZATION                 446,240        225,000      1,087,362        511,500
   LEGAL, PROFESSIONAL & CONSULTING FEES          65,645         87,106        333,064        170,338
   OTHER GENERAL AND ADMINISTRATIVE            1,167,589        227,670      4,083,351        871,186
                                            ------------    -----------    -----------    -----------

     TOTAL OPERATING EXPENSES                  3,159,136        915,395      7,876,102      2,803,136
                                            ------------    -----------    -----------    -----------

     INCOME (LOSS) FROM OPERATIONS            (1,480,723)       (34,919)    (1,161,074)      (333,257)
                                            ------------    -----------    -----------    -----------

OTHER INCOME (EXPENSE) :
   INTEREST INCOME (EXPENSE) AND
     FINANCING COSTS-NET                        (551,759)      (272,388)      (195,382)      (495,209)
                                            ------------    -----------    -----------    -----------

NET INCOME (LOSS) BEFORE INCOME TAXES         (2,032,482)      (307,307)    (1,356,456)      (828,466)

PROVISION (CREDIT) FOR INCOME TAXES             (574,130)       (87,275)      (447,630)      (235,285)
                                            ------------    -----------    -----------    -----------

NET INCOME (LOSS)                           ($ 1,458,352)   ($  220,032)   ($  908,826)   ($  593,181)
                                            ------------    -----------    -----------    -----------
                                            ------------    -----------    -----------    -----------

BASIC EARNINGS (LOSS) PER COMMON SHARE           ($0.048)       ($0.009)       ($0.030)       ($0.026)

DILUTED EARNINGS (LOSS) PER COMMON SHARE         ($0.048)       ($0.008)       ($0.030)       ($0.022)


                                                                                                          3

                FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                CONSDLIDATED STATEMENT OF STOCKHOLDERS' EQUITY


================================================================================

                                                                                                            TOTAL
                                                                             ADDITIONAL    RETAINED       STOCK -
                                                   COMMON       STOCK         PAID-IN      EARNINGS        HOLDER'S
                                                   SHARES       AMOUNT        CAPITAL      (DEFICIT)        EQUITY

BALANCES AT DECEMBER 31, 1997, AS RESTATED      29,850,269      $29,850      $13,904,512   ($5,611,123)   $8,323,239

PROCEEDS FROM SALE OF RESTRICTED SHARES            238,000          238          799,997                     800,235

ISSUANCE OF SHARES IN CONNECTION
     WITH FINANCING ACTIVITIES AND
     OTHER PROFESSIONAL SERVICES                   180,000          180          687,045                     687,225

ISSUANCE OF SHARES IN CONNECTION
     WITH ACQUISITION OF ASSETS                     50,000           50          218,700                     218,750

NET INCOME FOR THE PERIOD                                                                    (908, 826)     (908,826)
                                                ----------      -------      -----------   -----------    ----------

BALANCES AT SEPTEMBER 30, 1998                  30,318,269      $30,318      $15,610,254   ($6,519,949)   $9,120,623
                                                ----------      -------      -----------   -----------    ----------

UNREALIZED HOLDING LOSS ON INVESTMENTS                                                                       (21,173)
                                                                                                          ----------

                                                                                                          $9,099,450
                                                                                                          ----------


================================================================================

                FIX-CORP INTERNATIONAL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

================================================================================

                                                         NINE MONTHS ENDED         12 MONTHS ENDED
                                                            SEPTEMBER 30,            DECEMBER 31,
                                                                1998                     1997
                                                                ----                     ----
     CASH FLOWS FROM OPERATING ACTIVITIES
      NET INCOME (LOSS)                                    ($   908,826)             ($1,027,084)

     ADJUSTMENTS TO RECONCILE NET INCOME TO
      NET CASH USED BY OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION EXPENSE                  1,087,362                  728,044
       INVESTMENT IN MARKETABLE SECURITIES                     (319,224)                  22,405
       ACCOUNTS RECEIVABLE                                   (3,329,502)              (1,363,068)
       INVENTORIES                                           (4,752,460)              (2,814,218)
       OTHER CURRENT ASSETS                                    (826,232)                 (45,285)
       OTHER ASSETS                                          (2,291,025)                (407,900)
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                    (28,951)               3,975,219
                                                           ------------              -----------

     NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       (11,368,858)                (931,887)
                                                           ------------              -----------

     PROVIDED (USED) BY INVESTING ACTIVITIES:
      PLANT AND EQUIPMENT ADDITIONS                         (11,123,584)             (10,737,816)
                                                           ------------              -----------

     PROVIDED (USED) FROM FINANCING ACTIVITIES:
     (PAYMENTS) ON NOTES PAYABLE                               (295,000)                       0
     PROCEEDS FROM SALE OF STOCK                              1,706,210                6,438,294
     PROCEEDS FROM BORROWINGS                                 4,515,345                3,902,489
     PROCEEDS FROM CONVERTIBLE DEBENTURES                    10,000,000                8,000,000
                                                           ------------              -----------

     NET CASH PROVIDED FROM FINANCING ACTIVITIES             15,926,555               18,340,783
                                                           ------------              -----------

     NET INCREASE (DECREASE) IN CASH                         (6,565,887)               6,671,080
                                                           ------------              -----------

     CASH AT BEGINNING OF YEAR                                6,895,619                  224,539
                                                           ------------              -----------

     CASH AT END OF PERIOD                                    $ 329,732              $ 6,895,619
                                                           ------------              -----------

================================================================================
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998.
================================================================================

RESULTS OF OPERATIONS

Third quarter sales amounted to $3,533,518, an increase of 32% over the $2,668,108 for the 1997 quarter. Nine month sales of $12,598,193 represents an increase of 110% over the $6,010,223 for the same period last year.

Comparative sales by type are summarized below (in $000's):

                         THIRD QUARTER            YEAR-TO-DATE
                         -------------            ------------
                       1998         1997       1998          1997
                       ----         ----       ----          ----
Resin                 $2,270       $2,575     $8,818        $5,441
Pallets                1,081            0      3,135             0
Vertical Blinds          168            0        413             0
All Other                 15           93        232           569
                      ------       ------    -------        ------
                      $3,534       $2,668    $12,598        $6,010
                      ------       ------    -------        ------

The volume of sales of recycled plastic resin increased by 2% in the third quarter of 1998 as compared to the 1997 third quarter; however, sales dollars were actually 12% lower as a result of the significant decrease in prices since last year caused by the decline in oil prices worldwide that has affected the selling prices of all commodities derived from petroleum. Also, sales of resin were 26% less in the third quarter of 1998 as compared to the second quarter of this year as a result of reduced production levels in July and August to accommodate the improvements made to equipment and processes during this period of low prices. Production levels were increased again in September and are expected to remain at peak levels during the fourth quarter and throughout 1999. In addition, as a result of the increased use of the resin in the production of pallets, the low levels of resin prices will have less of an effect on the Company's future results. Also, the Company is continuing to explore alternatives to add other value-added plastic products for use of the resin it produces.

Sales of pallets, which began during the end of the first quarter of 1998, amounted to $1,081,393 in the third quarter and totaled $3,134,871 for the year-to-date. These sales were down significantly from the level that had been anticipated due to a number of reasons. First of all, during the third quarter the Company stopped selling pallets to one of its initial major customers due to the uncertainty of this party's ability to perform under the terms of their contract. The Company has provided a special charge of $1,000,000 for doubtful accounts in the third quarter to cover any potential loss that the Company might incur from amounts due from this customer on previous sales. The Company has taken legal actions to recover the amounts due from the parties concerned and to obtain legal title for and possession of the pallets previously sold to them in order to minimize any potential losses to the Company. The provision for doubtful accounts that has been provided for in the third quarter financial results is believed by management to adequately provide for any potential losses from these transactions. It is also believed that the Company will be able to resell these pallets during the fourth quarter at prices that would recover a portion or all of this provision.

Secondly, the increase in production capacity that was expected as a result of the beginning of production in the new Florida plant did not come on stream as quickly as had been forecast due to delays in obtaining local operating permits and a longer start-up period for adjustments to the new equipment and tooling than had been anticipated. In addition, although the new Florida facility was beginning to achieve full operating performance levels during September, a breakdown of the injection-molding machine occurred during October and this plant is currently not operating until the equipment is repaired. The profits that were lost as a result of this down period will be covered under the Company's business interruption insurance. It is anticipated that the Florida facility will be back in production during the latter part of November.

During the third quarter, it also became apparent that one of the new distributors that had signed an agreement in April, 1998, to purchase and distribute pallets in a 14 state area of the Western United States was not going to be able to adequately perform under the terms of their agreement and the Company chose to terminate this agreement in October, 1998.

As a result of the significant reductions in the planned production backlog and sales caused by the failure of these initial orders to reach their anticipated levels, the Company has taken a very active approach during the third quarter and continuing during the fourth quarter to take direct control over the sales and marketing of its plastic pallet products. In addition to the direct involvement of the Company's top management, direct sales personnel have been hired and additional experienced sales personnel will continue to be added during the fourth quarter and the first quarter of 1999. The Company has also entered into new sales and marketing agreements / partnerships with organizations with proven abilities to sell and distribute this type of product on a global basis. It is anticipated that, as a result of these actions and the restarting of production in the new Florida facility, sales of pallets should increase significantly during the fourth quarter and into 1999. Through the first half of the fourth quarter, pallet sales already exceed the entire sales amount for the third quarter.

Sales of plastic vertical blinds by the Company's Poly Style Industries, Inc. subsidiary amounted to $167,648 in the third quarter as compared to the $173,774 for the second quarter of 1998. Total 1998 year-to-date sales have amounted to $413,418 since February 28, 1998, the date that these operations were acquired.

Revenues from the Company's Fixcor Recovery Systems, Inc. subsidiary, that is involved in the recovery and recycling of both plastic and residual oil from used motor oil containers has not been significant to date; however, the portable demonstration unit has recently been completed, tested, and is currently operating in California. The initial production units are planned for completion and installation beginning in 1999. To date, twenty-four (24) states have been contacted and are interested in using this technology and the Company's efforts to assist them in diverting this plastic and residual oil from their landfills. It is anticipated that this activity will become an increasing source of both revenues and plastic material for recycling into resin for the production of the Company's plastic pallets in the future.

Revenues from corporate awards, jewelry marketing and the extension of financing to small business collaterized by purchase orders has declined since the Company no longer is involved in these activities.

As a percent of sales, gross profit was 39% for the third quarter, an increase of 6 percentage points from the prior year, but substantially below the 55% achieved for the first six months of 1998. The reductions in gross profit during the third quarter of 1998 relates to the reduced level of resin production during July and August (referred to previously) and the reduced level of production and sales of pallets during the period. Year-to-date gross profit, as a percent of sales, was 53% for the nine months ended September 30, 1998, as compared to 41% for the year ago period.

Operating expenses increased as a result of the $1,000,000 special provision for doubtful accounts recorded during the third quarter of 1998 and, also, increased charges for depreciation and amortization and other expenses relating to the increase in investments in plant and equipment and operations during 1998. Depreciation amounted to $446,240 for the third quarter of 1998 as compared to $225,000 for 1997. Depreciation for the first nine months of 1998 was $1,087,362 as compared to $511,500 for the same period last year.

Interest expenses and other financing costs increased due to increased borrowings and financing activities. The Company recognized approximately $600,000 of income during the first quarter of 1998 from gains on funds that had been invested in marketable securities.

The provisions (credit) for income taxes and the related deferred tax asset of $1,267,680, net of a valuation allowance of $1,500,000, as of September 30, 1998, arises from the estimated future tax benefits relating to the Company's net operating loss carryforwards of approximately $8,383,782, that expire in years 2010 - 2013.

Net income (loss) for the third quarter amounted to ($1,458,352), after the $1,000,000 special charge for doubtful accounts and the increased depreciation expense, as compared to a net loss of ($220,032) for the same quarter of 1997.

Net income (loss) for the nine months ended September 30, 1998 was ($908,826), after the $1,000,000 special charge for doubtful accounts recorded in the third quarter and the increased depreciation exspense in 1998, and compares to a net loss of ($593,181) for the same period last year.

The Company believes that, due to the increased production levels of its resin and the increase in sales of its value-added plastic pallets, the results of operations will be profitable for the fourth quarter and in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Cash used for operations, including the additional working capital required to support the growth of the Company's business, amounted to $11.4 million for the nine months ended September 30, 1998.

Plant and equipment expenditures amounted to $11.1 million and were primarily for capacity expansion, including the equipment and tooling required for both the Ohio and Florida operations of Pallet Technology, as well as, for new property and buildings for the operations of our new acquisition in Edmonton, Alberta, Canada.

Cash provided from borrowings and other financing activities amounted to $15.9 million during the nine months ended September 30, 1998, and were used to support operating activities, as well as investments in property, plant and equipment.

The Company anticipates that it will be able to meet its funding needs for working capital, the acquisition of additional facilities and equipment, and other needs through internally generated cash, from borrowings under its existing revolving credit facility, or from other financing sources.

FORWARD-LOOKING INFORMATION

Certain statements contained in this Report, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute "forward-looking statements", within the meaning of the Section 21E of the Securities Exchange Act of 1934 and Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: international, national and local general economic and market conditions; demographic changes; the size and growth of the plastic packaging markets for both consumer and industrial use; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material cost and availability, new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this Report. Certain of these factors are discussed in more detail elsewhere in this Report and the Company's other filings with the Securities and Exchange Commission. Given these uncertainties, readers of this Report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The financial statements include the accounts of Fix-Corp International, Inc. and its wholly-owned subsidiaries Fixcor Industries, Inc., Pallet Technology, Inc., Poly Style Industries, Inc. and Fixcor Recovery Systems, Inc. All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring accruals) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the consolidated financial statements and footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

In connection with the Company's initial registration of its securities, the financial statements for the years ended December 31, 1996 and 1997 have been restated to reflect the value of shares issued to a "related party" (a principal shareholder) as an expense in the period ended December 31, 1996; previously this had been included as part of the capitalized cost of the Resource Recovery plant. The restated purchase price of $3,400,000 has been reallocated on the same basis as the components of the appraised fair market values of the property at the time of purchase.

================================================================================
================================================================================
PART II.  OTHER INFORMATION


Item 1.   Not Applicable.

Items 2.(c).  Changes in Securities--Recent Issuances of Unregistered
              Securities.

In August through October, 1998, in transactions exempt from registration under Section 4(a) of the Securities Act, the Company issued 175,000 shares of Common Stock (at values of $2.19 to $3.69 per share) to three (3) consulting firms (or individuals affiliated therewith) in consideration of public relations and other consulting services.


Items 3-5.     Not Applicable

================================================================================

ITEM 6. EXHIBITS

Exhibit Number      Description
--------------      -----------
     27             Financial Data Schedule (submitted electronically to the
                    Commission for information only and not filed)

================================================================================
================================================================================

     SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, thereunto duly authorized.

         FIX-CORP INTERNATIONAL, INC.

         By /s/ Roger A. Kittelson
         -------------------------
         Roger A. Kittelson
         Chief Financial Officer
         (Principal Financial Officer)

         Date:  November 12, 1998

================================================================================
================================================================================